Form 10-Q
period 1996-03-31
CINEMARK MEXICO USA INC
filed 1996-05-15
CIK 910280

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .
                               --------------    --------------
Commission file number 33-77444

                         CINEMARK MEXICO (USA), INC.
                         ---------------------------
                      CINEMARK DE MEXICO, S.A. de C.V.
                      --------------------------------
           (Exact name of registrant as specified in its charter)


                Texas                              75-2493459
                -----                              ----------
                Mexico                                (N/A)
                ------                                -----
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)


         7502 Greenville Ave., Suite 800, LB-9, Dallas, Texas 75231
         ----------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)

                               (214) 696-1644
                               --------------
             (Registrant's telephone number including area code)


            ----------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X    NO       The Registrant
                                              ------   ------
became subject to the filing requirements of the Securities Exchange Act of 1934 on March 28, 1994.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             1,957,833 shares of common stock as of May 13, 1996

                 CINEMARK MEXICO (USA), INC. AND SUBSIDIARY


                                    Index



                                                                                             PAGE
                                                                                             ----
PART I                 FINANCIAL INFORMATION

     Item 1.           Financial Statements

                       Condensed Consolidated Balance Sheets as
                       of March 31, 1996 (unaudited) and December 31, 1995                     3

                       Condensed Consolidated Statements of Income
                       (unaudited) for the three month periods
                       ended March 31, 1996 and 1995                                          4

                       Condensed Consolidated Statements of cash flows
                       (unaudited) for the three month periods ended
                       March 31, 1996 and 1995                                                5

                       Notes to Condensed Consolidated Financial
                       Statements                                                             6

     Item 2.           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                    7


PART II                OTHER INFORMATION

     Item 5.           Other Information                                                      11

     Item 6(b).        Reports on Form 8-K                                                    11


SIGNATURES                                                                                    15

                  CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            March 31,         December 31,
                                                                              1996                1995
                                                                         ---------------------------------
                                                                          (Unaudited)
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $1,217,159           $1,423,029
   Inventories                                                                 65,940               64,811
   Accrued interest and other receivables                                   1,196,820              957,257
   Prepaid expenses and others                                                 17,376               51,156
                                                                          -----------          -----------
      Total current assets                                                  2,497,295            2,496,253
THEATRE PROPERTIES AND EQUIPMENT                                           22,088,195           19,161,801
   Less accumulated depreciation and
        amortization                                                      (1,021,612)            (760,463)
                                                                          -----------          -----------
     Theatre property and equipment - net                                  21,066,583           18,401,338
OTHER ASSETS:
   Deferred charges and other                                               2,917,484            2,660,697
   Theatre development advance                                              1,662,146            1,633,680
                                                                          -----------          -----------
      Total other assets                                                    4,579,630            4,294,377
                                                                          -----------          -----------

      TOTAL                                                               $28,143,508          $25,191,968
                                                                          ===========          ===========

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $1,612,642           $1,750,543
   Accounts payable affiliates
       (primarily due Cinemark USA, Inc.)                                     864,364              635,089
   Accrued interest                                                           600,417            1,120,000
                                                                          -----------          -----------
      Total current liabilities                                             3,077,423            3,505,632
LONG-TERM LIABILITIES:
   12% senior subordinated notes, due 2003
    (less unamortized discount of $1,805,666
     based on imputed interest rate of 13.85%)                             20,594,334           20,549,249
   Note payable - Cinemark II, Inc.                                         6,450,000            2,520,548
   Deferred lease expense                                                     221,225              201,915
                                                                          -----------          -----------
      Total long-term liabilities                                          27,265,559           23,271,712
COMMON STOCK WARRANTS WITH
 REDEMPTION REQUIREMENTS                                                    3,424,132            3,424,132

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000
    authorized,  1,382,982 issued and outstanding                               1,383                1,383
   Additional paid-in capital                                              12,350,824           12,350,824
   Unearned compensation - stock options                                     (12,061)             (12,922)
   Accumulated deficit                                                    (7,762,768)          (6,787,389)
   Cumulative foreign currency
       translation adjustment                                            (10,200,984)         (10,561,404)
                                                                          -----------          -----------
      Total shareholders' equity                                          (5,623,606)          (5,009,508)
                                                                          -----------          -----------

      TOTAL                                                               $28,143,508          $25,191,968
                                                                          ===========          ===========

  See Accompanying Notes to the Condensed Consolidated Financial Statements

                  CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                          1996                    1995
                                                                          ----                    ----
REVENUES:
 Admissions                                                            $2,584,286               $1,214,804
  Concessions                                                           1,333,242                  635,009
  Other                                                                    43,186                   27,535
                                                                       -----------------------------------
                                                                        3,960,714                1,877,348

COSTS AND EXPENSES:
 Cost of operations:
  Film rentals                                                          1,227,665                  514,371
  Concession supplies                                                     437,545                  222,026
  Salaries and wages                                                      533,749                  224,447
  Facility leases                                                         581,954                  359,554
  Advertising                                                              69,659                   35,735
  Utilities and other                                                     511,292                  405,082
                                                                       -----------------------------------
 Total                                                                  3,361,864                1,761,215
 General and administrative expenses                                      406,576                  267,992
 Depreciation                                                             248,689                  104,519
                                                                       -----------------------------------
  Total                                                                 4,017,129                2,133,726
                                                                       -----------------------------------

OPERATING LOSS                                                            (56,415)                (256,378)

OTHER INCOME (EXPENSE):
 Interest expense                                                        (803,869)                (610,867)
 Amortization of debt issue cost                                          (24,811)                 (24,811)
 Amortization of debt discount                                            (45,085)                 (39,380)
 Foreign currency exchange loss                                           (14,374)                (272,946)
 Interest income                                                           27,709                  249,711
                                                                       -----------------------------------
  Total                                                                  (860,430)                (698,293)
                                                                       -----------------------------------

LOSS BEFORE INCOME TAXES                                                 (916,845)                (954,671)

INCOME TAX (BENEFIT)                                                       58,534                  (36,209)
                                                                       -----------------------------------

NET LOSS                                                                ($975,379)               ($918,462)
                                                                       ===================================

  See Accompanying Notes to the Condensed Consolidated Financial Statements

                  CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)


                                                                           THREE MONTHS ENDED MARCH 31,
                                                                              1996             1995
                                                                              ----             ----
OPERATIONS:
Net loss                                                                    ($975,379)       ($918,462)
Noncash items in net loss:
 Amortization                                                                  69,896           64,191
 Depreciation                                                                 248,689          104,519
 Deferred lease expense                                                        19,310           48,031
 Amortized compensation - stock options                                           861            9,165
Cash from (used for) operating working
 capital:
 Inventories                                                                   (1,129)          11,527
 Interest and other receivables                                              (205,783)        (379,105)
 Income taxes receivable                                                            0          (26,162)
 Accounts payable and accrued expenses                                       (137,901)       1,211,993
 Accrued interest                                                            (540,131)        (672,000)
 Other accrueds                                                               229,275
                                                                           ----------       ----------
 Net cash used for operations                                              (1,292,292)        (546,303)

INVESTING ACTIVITIES:
 Additions to theatre properties                                           (2,913,934)      (1,498,000)
 Decrease in temporary cash investments                                             0        1,242,383
(Increase) decrease in other assets                                          (310,064)             635
                                                                           ---------------------------
 Net cash used for investing activities                                    (3,223,998)        (254,982)

FINANCING ACTIVITIES:
 Increase in long-term debt                                                 3,950,000
                                                                           ---------------------------
 Net cash from financing activities                                         3,950,000                0

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                       360,420       (2,284,362)
                                                                           ---------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (205,870)      (3,085,647)
CASH AND CASH EQUIVALENTS:
 Beginning of period                                                        1,423,029       10,927,143
                                                                           ---------------------------
 End of period                                                             $1,217,159       $7,841,496
                                                                           ===========================
SUPPLEMENTAL INFORMATION:
 Cash paid for interest                                                    $1,344,000       $1,344,000
                                                                           ===========================


  See Accompanying Notes to the Condensed Consolidated Financial Statements

                  CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

         These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 1995 included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 31, 1996.

         Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results to be achieved for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

The following table presents certain income statement items as a percentage of revenues.

                                                                  % OF REVENUES
                                                     -------------------------------------------
                                                             THREE MONTHS ENDED MARCH 31,
                                                              1996                1995
                                                              ----                ----
Revenues:
 Admissions                                                   65.2                64.7
 Concessions                                                  33.7                33.8
 Other                                                         1.1                 1.5
                                                               ---                 ---
Total revenues                                               100.0               100.0
Cost of operations                                            84.9                93.8
General and
 administrative expenses                                      10.3                14.3
Depreciation and
 amortization                                                  6.3                 5.6
Operating loss                                                (1.4)              (13.7)
Interest expense                                               22.1                36.0
Loss before income taxes                                     (23.1)              (50.9)
Net loss                                                     (24.6)              (48.9)

OVERVIEW

  Cinemark Mexico (USA), Inc. (the "Company"), a Texas Corporation, was formed on July 28, 1993, as a subsidiary of Cinemark II, Inc. ("Cinemark II"), which is wholly owned by Cinemark USA, Inc. ("Cinemark USA"). The Company was established to serve as a holding company to facilitate future investments in Mexico by Cinemark USA. The Company's operations are conducted by Cinemark de Mexico S.A. de C.V. ("Cinemark de Mexico"), which was formed on September 10, 1992, as a 99.99% owned subsidiary of Cinemark II, to own or lease and operate movie theatres in Mexico. In July 1993, Cinemark II contributed its entire interest in Cinemark de Mexico to the Company.

RESULTS OF OPERATIONS

REVENUES

     Revenues for the quarter ended March 31, 1996 increased 111.0% to $4.0 million from $1.9 million in the first quarter of 1995. The increase in revenues in the first quarter of 1996 is attributed to a 132.6% increase in attendance resulting from the addition of 50 screens since the first quarter of 1995 for a total of 92 screens operated during the first quarter of 1996. Revenues have also been affected by a 19.4% devaluation of the Mexican peso during the first quarter of 1996 compared to the first quarter of 1995.

COST OF OPERATIONS

     Costs of operations as a percentage of revenues were 84.9% for the first quarter of 1996 versus 93.8% for the first quarter of 1995. The decrease as a percentage of revenues resulted from lower concession costs as a percentage of concession revenues (32.8% in the first quarter of 1996 from 35.0% in the first quarter of 1995), a decrease in facility lease expense as a percentage of revenues (14.7% in the first quarter of 1996 from 19.2% in the first quarter of 1995) and a decrease in utilities and other costs as a percentage of revenues (12.9% in the first quarter of 1996 from 21.6% in the first quarter of 1995), partially offset by higher film rental as a percentage of admission revenues (47.5% for the first quarter of 1996 from 42.3% in the first quarter of 1995) and an increase in salaries and wages (including payroll taxes and benefits) as a percentage of revenues (13.5% in the first quarter of 1996 from 12.0% in the first quarter of 1995).

GENERAL AND ADMINISTRATIVE EXPENSES

     Cinemark de Mexico conducts its real estate and administrative operations
from its Mexico City office.   General and administrative expenses incurred
during the first quarter of 1996 compared to 1995 increased 51.7% to $.4 million from $.3 million. The increase in general and administrative expenses is attributable to an increase in the management fee, resulting from the increase in total revenues during the first quarter of 1996, paid to Cinemark USA (5% of revenues) which was partially offset by a decrease in costs incurred by the Mexico City office for travel expenses, legal fees and consulting fees.

INTEREST EXPENSE

     Total interest costs incurred (interest expense plus capitalized interest) for the first quarter of 1996 increased $.1 million over the first quarter of 1995, primarily as a result of the incurrence of an additional $7.5 million in borrowings under the Company's senior debt facility.

INCOME TAXES

     The Company has provided income taxes under FASB 109. The Company will file a consolidated U.S. federal income tax return with Cinemark USA. Income tax expense has been recorded primarily related to the income attributable to Cinemark Mexico (USA). The tax benefit of the loss generated by Cinemark de Mexico has been fully reserved and will be realized in future periods as Cinemark de Mexico begins generating a profit from operations.

INFLATION AND FOREIGN CURRENCY

     The Company has invested approximately $30.7 million in Cinemark de Mexico to fund the initial development operations. Due to the devaluation of the Mexican currency, pesos, that began in December 1994, the Company has recognized a $10.2 million unrealized cumulative translation loss adjustment in equity at March 31, 1996 based on an exchange rate of N$7.5 per $1. Additionally, as a result of certain operating transactions being denominated in dollars the Company has realized an exchange loss on the income statement. The Company's debt and certain of its current theatre lease rent is denominated in U.S. dollars while revenues are in Mexican pesos. Additionally, almost all of the equipment and interior finish materials of the Company's new theatres have been imported from the U.S. As a result of the devaluation, certain costs of the Company (principally equipment, interest and lease expenses) have almost doubled in relation to the Company's revenues. The Company plans to raise prices over time in an attempt to compensate for the devaluation. Currently, however, management does not believe that it can raise prices sufficiently to offset the devaluation without dramatically reducing patronage and concession consumption. The devaluation has significantly impacted the Mexican economy and will affect the short term profitability of the theatres. Additionally, the lack of available capital in the Mexican market as a result of a significant rise in the interest rates has reduced the availability of developer financing on future projects resulting in a delay of current projects and a reduction in the rate of expansion initially anticipated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

    Cinemark de Mexico's revenues are collected in cash, primarily through box office admissions and the sale of concession items.

    The Company's strategy is to enter into leases with terms of 15 to 20 years plus renewal options for the development of theatre facilities instead of purchasing them due to the lower capital requirements for developing a leasehold theatre. A typical leasehold theatre requires a capital outlay of approximately $100,000 to $200,000 per screen, representing the costs of equipment and interior finishout, whereas, the development of a fee owned or ground lease theatre is estimated to range between $4.0 million and $10.0 million, per theatre. The Company attempts to obtain lease terms that are typically built-to-suit construction obligations with Cinemark de Mexico being responsible for theatre equipment. However, due to inability of landlords to obtain financing in Mexico, many landlords have requested Cinemark de Mexico to contribute to the cost of construction and recapture such contributions (with interest) through rent abatements. Management has in the past and may in the future make, such contributions to construction in markets it deems appropriate. The Company will also consider a desirable location on a fee or ground lease basis if there is no developer willing to construct the theatre on the site on terms acceptable to the Company. In such events, the Company may consider alternative financing sources allowed under the Indenture governing the Notes (the "Indenture"), such as additional borrowings, sales of equity or entering into joint ventures.

         On August 3, 1993, the Company issued $20.4 million of 12% Senior Subordinated Notes due 2003 with detachable warrants (the "Warrants"). The Notes bear interest at 12% per annum payable semi-annually on August 1 and February 1 of each year commencing February 1, 1994. The Company is required to make a sinking fund payment of $6,667,000 on each of August 1, 2001 and August 1, 2002, which amounts are to be utilized on such respective dates to retire a like face amount of the outstanding Notes.

    On May 6, 1994, the Company issued, at a discount of $55.00 per $1,000 note, an additional $2.0 million of 12% Senior Subordinated Notes due 2003 with the terms governed by the Indenture from the initial offering of Senior Subordinated Notes.

    In December of 1994, Cinemark II, Inc. (the parent company of Cinemark Mexico (USA), Inc.) contributed an additional $5.0 million of capital to Cinemark Mexico (USA), Inc. New Wave Investments made an additional $.3 million contribution on June 1, 1995 and the majority of warrant holders purchased an additional $1.3 million of warrants in September 1995.

    At May 13, 1996, Cinemark de Mexico was operating ten theatres (104 screens) and had one theatre (10 screens) under construction and one theatre under commitment (10 screens) with an executed lease. The construction of these theatres will require additional capital expenditures by the Company of approximately $3.5 million.

      The indenture for the Senior Subordinated Notes allows for the incurrence of $10.0 million of senior debt. On December 4, 1995, the Company entered into the Mexico Senior Credit Facility allowing for the borrowing of $10 million of senior secured debt from Cinemark II to fund Cinemark de Mexico's capital needs for theatre construction contemplated during 1996. The Mexico Senior Credit Facility permits the Company to relend to Cinemark de Mexico any funds borrowed to finance construction of uncompleted locations, the acquisition and installation of furniture, fixtures and equipment of such locations and for general corporate purposes and working capital. As of May 13, 1996, Cinemark de Mexico has borrowed $7.5 million under the Mexico Senior Credit Facility. Any funding beyond this source necessary to complete current construction and construct future theatres is subject to Cinemark de Mexico achieving sufficient levels of cash flow from operations to permit additional debt financing or will require Cinemark de Mexico to raise additional financing through equity issuances.

PART II.         OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

           Supplemental Schedules specified by the Senior Notes indenture:

                             Condensed Consolidating Balance Sheet
                             (unaudited) as of  March 31, 1996

                             Condensed Consolidating Statement of
                             Income (unaudited) for the three months
                             ended March 31, 1996

                             Condensed Consolidating Statement of
                             Cash Flow (unaudited) for the three months ended March 31, 1996



ITEM 6(B)        REPORTS ON FORM 8-K

                          No reports have been filed by Registrant during the quarter for which this report is filed.

                   CINEMARK MEXICO(USA),INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF MARCH 31, 1996
                                 (UNAUDITED)

                                               Cinemark Mexico    Cinemark
                                                  USA, Inc.       de Mexico      Eliminations       TOTAL
                                               --------------     ---------      ------------       -----
                          ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                     $    113,340     $  1,103,819     $      -        $  1,217,159
 Inventories                                                          65,940                           65,940
 Accrued interest, taxes and
   other receivables                              2,600,867        1,255,254       (2,659,301)      1,196,820
 Prepaids and other                                                   17,376                           17,376
                                               --------------------------------------------------------------
   Total current assets                           2,714,207        2,442,389       (2,659,301)      2,497,295

THEATRE PROPERTIES AND EQUIPMENT                                  22,088,195                       22,088,195
 Less accumulated depreciation
   and amortization                                               (1,021,612)                      (1,021,612)
                                               --------------------------------------------------------------
 Theatre properties and
   equipment - net                                                21,066,583                       21,066,583

OTHER ASSETS:
 Investment in and advances
   to affiliate                                  (8,964,234)               0        8,964,234
 Deferred charges and other                         758,230        3,821,400                        4,579,630
 Advances and notes                              30,977,974                       (30,977,974)
                                               --------------------------------------------------------------
   Total other assets                            22,771,970        3,821,400      (22,013,740)      4,579,630
                                               --------------------------------------------------------------

TOTAL                                          $ 25,486,177    $  27,330,372     $(24,673,041)    $28,143,508
                                               ==============================================================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and
   accrued expenses                                 $40,900       $1,571,742                     $  1,612,642
 Accounts payable - affiliates                            0          864,364                          864,364
 Accrued interest                                   600,417        2,659,301       (2,659,301)        600,417
                                               --------------------------------------------------------------
   Total current liabilities                        641,317        5,095,407       (2,659,301)      3,077,423

LONG-TERM LIABILITIES:
 12% senior subordinated notes,
   due 2003 (less unamortized
   discount of $1,805,666 based
   on imputed interest
   rate of 13.85%)                               20,594,334                                        20,594,334
 Notes payable - affiliates                       6,450,000       30,977,974      (30,977,974 )     6,450,000
 Deferred lease expense                                              221,225                          221,225
                                               --------------------------------------------------------------
                                                 27,044,334       31,199,199      (30,977,974)     27,265,559
COMMON STOCK WARRANTS WITH  REDEMPTION
REQUIREMENTS                                      3,424,132                                         3,424,132
SHAREHOLDERS' EQUITY:
 Common stock                                         1,383                                             1,383
 Additional paid-in capital                      12,350,824        7,000,000       (7,000,000)     12,350,824
 Unearned compensation -
    stock options                                   (12,061)                                          (12,061)
 Accumulated deficit                             (7,762,768)     (16,250,693)      16,250,693      (7,762,768)
 Cumulative foreign currency
   translation adjustment                       (10,200,984)         286,459         (286,459)    (10,200,984)
                                               --------------------------------------------------------------
  Total shareholders' equity                     (5,623,606)      (8,964,234)       8,964,234      (5,623,606)
                                               --------------------------------------------------------------
   TOTAL                                       $ 25,486,177     $ 27,330,372     $(24,673,041)   $ 28,143,508
                                               ==============================================================

                  CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                  CONDENSEDCONSOLIDATING STATEMENT OF INCOME
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (UNAUDITED)

                                            Cinemark Mexico    Cinemark
                                               USA, Inc.      de Mexico         Eliminations       TOTAL
                                             ----------      -----------       -------------     ----------
REVENUES:
Admissions                                                    $2,584,286                        $2,584,286
 Concessions                                                   1,333,242                         1,333,242
 Other                                                            43,186                            43,186
                                             -------------------------------------------------------------
  Total                                                        3,960,714                         3,960,714
COSTS AND EXPENSES:
 Cost of operations:
 Film rentals                                                  1,227,665                         1,227,665
 Concession supplies                                             437,545                           437,545
 Salaries and wages                                              533,749                           533,749
 Facility leases                                                 581,954                           581,954
 Advertising                                                      69,659                            69,659
 Utilities and other                                150          511,142                           511,292
                                             -------------------------------------------------------------
  Total                                             150        3,361,714                         3,361,864
 General and administrative expenses              4,761          401,815                           406,576
 Depreciation                                                    248,689                           248,689
                                             -------------------------------------------------------------
  Total                                           4,911        4,012,218                         4,017,129
                                             -------------------------------------------------------------
OPERATING LOSS                                   (4,911)         (51,504)                          (56,415)

OTHER INCOME (EXPENSE):
 Interest expense                               (803,869)      (1,024,810)       1,024,810         (803,869)
 Amortization of debt issue cost                (24,811)                                           (24,811)
 Amortization of bond discount                  (45,085)                                           (45,085)
 Foreign currency exchange loss
  Other                                                            7,604          (21,978)         (14,374)
  Intercompany note payable                                      493,184         (493,184)
 Interest income                              1,025,010           27,390       (1,024,691)          27,709
 Equity in loss of subsidiary                (1,063,179)                        1,063,179
                                             -------------------------------------------------------------
      Total                                    (911,934)         (496,632)        548,136         (860,430)
                                             -------------------------------------------------------------

LOSS BEFORE INCOME TAXES                       (916,845)         (548,136)        548,136         (916,845)
INCOME TAXES                                     58,534                                             58,534
                                             -------------------------------------------------------------
NET LOSS                                      ($975,379)        ($548,136)       $548,136        ($975,379)
                                             =============================================================

                  CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  Unaudited)

                                       Cinemark Mexico          Cinemark
                                          USA, Inc.            de Mexico        Eliminations      TOTAL
                                       ------------------------------------------------------------------
OPERATIONS:
Net loss                                  ($975,379)            ($548,136)        $548,136      ($975,379)
Noncash items in net loss:
 Depreciation                                                     248,689                         248,689
 Amortization                                24,811                                                24,811
 Deferred lease expense                                            19,310                          19,310
 Amortization of debt
  discount                                   45,085                                                45,085
 Amortized compensation -
    stock options                               861                                                   861
 Equity in loss of
  subsidiary                                548,136                               (548,136)

Cash from (used for) operating working capital:
Inventories                                                        (1,129)                         (1,129)
 Interest and other
   receivables                                (966,257)             (264,217)       1,024,691       (205,783)
 Income taxes receivable                          0                                                     0
 Accounts payable and
   accrued expenses                           2,400              (140,301)                       (137,901)
Accrued interest expense                   (540,131)            1,024,691       (1,024,691)      (540,131)
 Accounts payable -
 affiliate                                        0               229,275                         229,275
                                       ------------------------------------------------------------------
  Net cash from
  (used for) operations                  (1,860,474)              568,182                0     (1,292,292)

INVESTING ACTIVITIES:
 Additions to theatre
   properties                                                    (2,913,934)                     (2,913,934)
 Decrease in temporary cash
   investments                                      0                                                     0
 Increase in other assets                         0              (310,064)                       (310,064)
 Increase in advances and
  notes                                  (3,050,000)                             3,050,000              0
                                       ------------------------------------------------------------------
  Net cash used for investing
      activities                         (3,050,000)           (3,223,998)       3,050,000     (3,223,998)

FINANCING ACTIVITIES:
 Borrowings under senior secured credit
     agreement                             3,950,000            3,050,000       (3,050,000)     3,950,000
                                       ------------------------------------------------------------------
  Net cash from financing
  activities                               3,950,000            3,050,000       (3,050,000)     3,950,000

FOREIGN CURRENCY
 TRANSLATION                                 515,043             (154,623)                        360,420
                                       ------------------------------------------------------------------

DECREASE IN CASH                            (445,431)             239,561                        (205,870)
CASH:
 Beginning of period                         558,771              864,258                       1,423,029
                                       ------------------------------------------------------------------
 End of period                              $113,340           $1,103,819                      $1,217,159
                                       ==================================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                                  CINEMARK MEXICO (USA), INC.
                                                  Registrant

DATE:            May 13, 1996


                                                   /s/ Jeffrey J. Stedman
                                                  ---------------------------
                                                  Jeffrey J. Stedman
                                                  Vice President and
                                                  Chief Financial Officer

                               INDEX TO EXHIBITS

      EXHIBIT
       NUMBER                                        EXHIBIT
- -------------------- ------------------------------------------------------------------------
         27          -- Financial Data Schedule