Form 10-Q
period 1996-06-30
CINEMARK MEXICO USA INC
filed 1996-08-14
CIK 910280

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.
Commission file number 33-77444

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

                                 (214) 696-1644
              (Registrant's telephone number including area code)


            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---
     The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on March 28, 1994.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             1,382,982 shares of Common Stock as of August 13, 1996

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY


                                     Index



                                                                             PAGE
                                                                             ----
PART I           FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Condensed Consolidated Balance Sheets as
                 of June 30, 1996 (unaudited) and December 31, 1995            3

                 Condensed Consolidated Statements of Income
                 (unaudited) for the three and six month periods
                 ended June 30, 1996 and 1995                                  4

                 Condensed Consolidated Statements of Cash Flows
                 (unaudited) for the six month periods ended
                 June 30, 1996 and 1995                                        5

                 Notes to Condensed Consolidated Financial
                 Statements                                                    6

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           7


PART II          OTHER INFORMATION

      Item 5.    Other Information                                            12

      Item 6(b). Reports on Form 8-K                                          12


SIGNATURES                                                                    16

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        June 30,     December 31,
                                                         1996            1995
                                                     ------------    ------------
                                                      (Unaudited)
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $  1,163,297    $  1,423,029
   Inventories                                            109,421          64,811
   Taxes and other receivables                          1,576,763         957,257
   Prepaid expenses and others                              5,619          51,156
                                                     ----------------------------
      Total current assets                              2,855,100       2,496,253

THEATRE PROPERTIES AND EQUIPMENT                       24,891,860      19,161,801
   Less accumulated depreciation and
        amortization                                   (1,256,180)       (760,463)
                                                     ----------------------------
     Theatre property and equipment - net              23,635,680      18,401,338

OTHER ASSETS:
   Deferred charges and other                           3,037,531       2,660,697
   Theatre development advance                          1,892,421       1,633,680
                                                     ----------------------------
      Total other assets                                4,929,952       4,294,377
                                                     ----------------------------

      TOTAL                                          $ 31,420,732    $ 25,191,968
                                                     ============================

              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses             $  2,134,350    $  1,750,543
   Accounts payable affiliates
       (primarily due Cinemark USA, Inc.)               1,121,016         635,089
   Accrued interest                                     1,503,359       1,120,000
   Accrued income taxes                                   108,507
                                                     ----------------------------
      Total current liabilities                         4,867,232       3,505,632

LONG-TERM LIABILITIES:
   12% senior subordinated notes, due 2003
    (less unamortized discount of $1,759,627
     based on imputed interest rate of 13.85%)         20,640,373      20,549,249
   Note payable - Cinemark II, Inc.                     8,950,000       2,520,548
   Deferred lease expense                                 240,535         201,915
                                                     ----------------------------
      Total long-term liabilities                      29,830,908      23,271,712

COMMON STOCK WARRANTS WITH
 REDEMPTION REQUIREMENTS                                3,424,132       3,424,132

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000
    authorized,  1,382,982 issued and outstanding           1,383           1,383
   Additional paid-in capital                          12,350,824      12,350,824
   Unearned compensation - stock options                  (11,200)        (12,922)
   Accumulated deficit                                 (8,564,363)     (6,787,389)
   Cumulative foreign currency
       translation adjustment                         (10,478,184)    (10,561,404)
                                                     ----------------------------
      Total shareholders' equity                       (6,701,540)     (5,009,508)
                                                     ----------------------------

      TOTAL                                          $ 31,420,732    $ 25,191,968
                                                     ============================

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                     THREE MONTHS ENDED JUNE 30       SIX MONTHS ENDED JUNE 30
                                    ----------------------------    ----------------------------
                                        1996            1995            1996            1995
                                    ------------    ------------    ------------    ------------
REVENUES:
  Admissions                        $  3,298,198    $  1,715,316    $  5,882,484    $  2,930,120
  Concessions                          1,796,731         770,181       3,129,973       1,405,190
  Other                                   44,771          25,219          87,957          52,754
                                    ------------------------------------------------------------
    Total                           $  5,139,700    $  2,510,716    $  9,100,414    $  4,388,064
COSTS AND EXPENSES:
  Cost of operations:
    Film rentals                    $  1,457,348    $    786,492    $  2,685,013    $  1,300,863
    Concession supplies                  614,427         313,163       1,051,972          35,189
    Salaries and wages                   638,050         334,052       1,171,799         558,499
    Facility leases                      483,850         419,541       1,065,804         779,095
    Advertising                          129,795          66,136         199,454         101,871
    Utilities and other                  802,956         350,872       1,314,428         755,954
                                    ------------------------------------------------------------
      Total                         $  4,126,426    $  2,270,256    $  7,488,290    $  4,031,471
  General and administrative
      expenses                      $    530,047    $    477,297    $    936,623    $    745,289
    Depreciation                         250,121         144,864         498,810         249,383
                                    ------------------------------------------------------------
      Total                         $  4,906,594    $  2,892,417    $  8,923,723    $  5,026,143
                                    ------------------------------------------------------------

OPERATING INCOME (LOSS)             $    233,106    $   (381,701)   $    176,691    $   (638,079)

OTHER INCOME (EXPENSE):
  Interest expense                  $   (902,942)   $   (632,735)   $ (1,706,811)   $ (1,243,602)
  Amortization of debt issue cost        (24,810)        (24,810)        (49,621)         (4,621)
  Amortization of debt discount          (46,039)        (40,213)        (91,124)        (79,593)
  Foreign currency exchange loss         (34,466)        323,405         (48,840)         50,459
  Interest Income                         23,529         100,782          51,238         350,493
                                    ------------------------------------------------------------
   Total                                (984,728)       (273,571)     (1,845,158)       (971,864)
                                    ------------------------------------------------------------


INCOME BEFORE INCOME TAXES              (751,622)       (655,272)     (1,668,467)     (1,609,943)

INCOME TAX (BENEFIT)                      49,973             100         108,507         (36,109)
                                    ------------------------------------------------------------

NET LOSS                            $   (801,595)   $   (655,372)   $ (1,776,974)   $ (1,573,834)
                                    ============================================================


   See Accompanying Notes to the Condensed Consolidated Financial Statements

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)


                                                    SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                      1996            1995
                                                      ----            ----
OPERATIONS:
Net loss                                          $ (1,776,974)   $ (1,573,834)
Noncash items in net loss:
 Amortization                                          140,745         129,214
 Depreciation                                          498,810         249,383
 Deferred lease expense                                 38,620          96,061
 Amortized compensation - stock options                  1,722          18,330
Cash from (used for) operating working capital:
 Inventories                                           (44,610)          2,975
 Interest and other receivables                       (573,969)       (898,714)
 Income taxes receivable                                     0         (26,162)
 Accounts payable and accrued expenses                 383,807         469,116
 Accrued interest                                      362,811
 Other accrueds                                        485,927
 Income taxes payable                                  108,507
                                                  ----------------------------
 Net cash used for operations                         (374,604)     (1,533,631)

INVESTING ACTIVITIES:
 Additions to theatre properties                    (5,733,152)     (4,953,355)
 Decrease in temporary cash investments                      0       1,242,383
(Increase) decrease in other assets                   (685,196)         (6,634)
                                                  ----------------------------
 Net cash used for investing activities             (6,418,348)     (3,717,606)

FINANCING ACTIVITIES:
 Capital contributions                                                 302,625
 Increase in long-term debt                          6,450,000
                                                  ----------------------------
 Net cash from financing activities                  6,450,000         302,625

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                 83,220      (1,615,363)
                                                  ----------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                 (259,732)     (6,563,975)
CASH AND CASH EQUIVALENTS:
 Beginning of period                                 1,423,029      10,927,143
                                                  ----------------------------
 End of period                                    $  1,163,297    $  4,363,168
                                                  ============================
SUPPLEMENTAL INFORMATION:
 Cash paid for interest                           $  1,344,000    $  1,344,000
                                                  ============================


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

     Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be achieved for the full year.

2.   SUBSEQUENT EVENTS

     The Company has entered an agreement with the holder of the majority of its notes in principle to renegotiate certain terms of its Senior Subordinated Notes - see Liquidity and Capital Resources.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

The following table presents certain income statement items as a percentage of revenues.

                                         % OF REVENUES
                             -------------------------------------
                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                  JUNE 30,            JUNE 30
                               1996      1995      1996      1995
                               ----      ----      ----      ----
Revenues:
  Admissions                   64.2      68.3      64.6      66.8
  Concessions                  35.0      30.7      34.4      32.0
  Other                          .8       1.0       1.0       1.2
Total revenues                100.0     100.0     100.0     100.0
Cost of operations             80.3      90.4      82.3      91.9
General and
 administrative expenses       10.3      19.0      10.3      17.0
Depreciation and
 amortization                   4.9       5.8       5.5       5.7
Operating income                4.5     (15.2)      1.9     (14.6)
Interest expense               19.0      27.8      20.3      31.3
Income before income taxes    (14.6)    (26.1)    (18.3)    (36.7)
Net income                    (15.6)    (26.1)    (19.5)    (35.9)


OVERVIEW

     Cinemark Mexico (USA), Inc. (the "Company"), a Texas Corporation, was formed on July 28, 1993, as a subsidiary of Cinemark International, Inc. ("Cinemark International", f/k/a Cinemark II, Inc.), which is wholly owned by Cinemark USA, Inc. ("Cinemark USA"). The Company was established to serve as a holding company to facilitate future investments in Mexico by Cinemark USA. The Company's operations are conducted by Cinemark de Mexico S.A. de C.V. ("Cinemark de Mexico"), which was formed on September 10, 1992, as a 99.99% owned subsidiary of Cinemark International, to own or lease and operate movie theatres in Mexico. In July 1993, Cinemark International contributed its entire interest in Cinemark de Mexico to the Company.

RESULTS OF OPERATIONS

REVENUES

     Revenues for the quarter ended June 30, 1996 increased 104.7% to $5.1 million from $2.5 million in the second quarter of 1995. Revenues for the six month period ended June 30, 1996 (the "1996 Period") increased 107.4% to $9.1 million from $4.4 million in the six month period ended June 30, 1995 (the 1995 Period"). The increase in revenues for the quarter and Period is primarily attributed to a 141.4% increase in attendance during the first six months of 1996, resulting from the addition of 60 screens since the second quarter of 1995 for a total of 114 screens operated during the second quarter of 1996. Revenues have also been affected by a 6.1% increase in admission and concession prices which partially offset a 23.6% devaluation of the Mexican peso during the 1996 Period compared to the 1995 Period.

COST OF OPERATIONS

     Costs of operations as a percentage of revenues were 80.3% for the second quarter of 1996 versus 90.4% for the second quarter of 1995. The decrease as a percentage of revenues resulted primarily from a decrease in concession costs, as a percentage of concession revenues, to 34.2% from 40.7% in 1995 and a decrease in facility lease expense as a percentage of revenues to 9.4% from 16.7% in 1995, partially offset by an increase in utilities and other costs as a percentage of revenues to 15.6% from 14.0% in 1995.

     Costs of operations as a percentage of revenues were 82.3% for the 1996 Period versus 91.9% for the 1995 Period. The decrease as a percentage of revenues resulted primarily from a decrease in concession costs, as a percentage of concession revenues, to 33.6% from 38.1% in the 1995 Period, a decrease in facility lease expense as a percentage of revenues to 11.7% from 17.8% in the 1995 Period and a decrease in utilities and other costs as a percentage of revenues to 14.4% from 17.2% in the 1995 Period.

GENERAL AND ADMINISTRATIVE EXPENSES

     Cinemark de Mexico conducts its real estate and administrative operations from its Mexico City office. General and administrative expenses incurred during the second quarter of 1996 decreased as a percentage of revenues to 10.3% from 19.0% in the second quarter of 1995. Similarily, general and administrative costs decreased, as a percentage of revenues to 10.3% for the 1996 Period from 17.0% for the 1995 Period. In absolute terms, general and administrative expenses remained relatively constant at $.5 million for the quarter and increased to $.9 million for the 1996 Period from $.7 million for the 1995 Period. The increase in total general and administrative expenses is attributable to an increase in the management fee, resulting from the increase in total revenues during the second quarter of 1996 and the 1996 Period, paid to Cinemark USA (5% of revenues) which was partially offset by a decrease in costs incurred by the Mexico City office for travel expenses, legal fees and consulting fees.

INTEREST EXPENSE

     Total interest costs incurred (including amortization of debt issue costs and discount) for the second quarter of 1996 increased to $1.0 million from $.7 million for second quarter of 1995. Total interest costs incurred for the 1996

Period increased to $1.8 million from $1.4 million for the 1995 Period. The increase is primarily a result of the incurrence of an additional $9.0 million in borrowings under the Company's senior debt facility.

INCOME TAXES

     The Company has provided income taxes under FASB 109. The Company will file a consolidated U.S. federal income tax return with Cinemark USA. Income tax expense primarily related to the income attributable to Cinemark Mexico
(USA). The tax benefit of the loss generated by Cinemark de Mexico has been fully reserved and will be realized in future periods as Cinemark de Mexico begins generating a profit from operations.

INFLATION AND FOREIGN CURRENCY

     The Company has invested approximately $40.5 million in Cinemark de Mexico. Due to the devaluation of the Mexican currency, pesos, that began in December 1994, the Company has recognized a $10.5 million unrealized cumulative translation loss adjustment in equity at June 30, 1996 based on an exchange rate of N$7.6 per $1. Additionally, as a result of certain operating transactions being denominated in dollars the Company has realized an exchange loss on the income statement. The Company's debt and certain of its current theatre lease rent is denominated in U.S. dollars while revenues are in Mexican pesos. Additionally, almost all of the equipment and interior finish materials of the Company's new theatres have been imported from the U.S. As a result of the devaluation, certain costs of the Company (principally equipment, interest and lease expenses) have almost doubled in relation to the Company's revenues. The Company plans to raise prices over time in an attempt to compensate for the devaluation. Currently, however, management does not believe that it can raise prices sufficiently to offset the devaluation without dramatically reducing patronage and concession consumption. The devaluation has significantly impacted the Mexican economy and will affect the short term profitability of the theatres. Additionally, the lack of available capital in the Mexican market as a result of a significant rise in the interest rates has reduced the availability of developer financing on future projects resulting in a delay of current projects and a reduction in the rate of expansion initially anticipated by the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Cinemark de Mexico's revenues are collected in cash, primarily through box office admissions and the sale of concession items.

     The Company's strategy is to enter into leases with terms of 15 to 20 years plus renewal options for the development of theatre facilities instead of purchasing them due to the lower capital requirements for developing a leasehold theatre. A typical leasehold theatre requires a capital outlay of approximately $100,000 to $200,000 per screen, representing the costs of equipment and interior finishout, whereas, the development of a fee owned or ground lease theatre is estimated to range between $4.0 million and $10.0 million, per theatre. The Company attempts to obtain lease terms that are typically built-to-suit construction obligations with Cinemark de Mexico being responsible for theatre equipment. However, due to the inability of landlords to obtain financing in Mexico, many landlords have requested Cinemark de Mexico to contribute to the cost of construction and recapture such contributions (with interest) through rent abatements. Management has in the past and may in the future make, such contributions to construction in markets it deems appropriate. The Company will also consider a desirable location on a fee or ground lease basis if there is no developer willing to construct the theatre on the site on terms acceptable to the Company. In such events, the Company may consider alternative financing sources allowed under the indenture governing the Company's 12% Senior Subordinated Notes (the "Indenture"), such as additional borrowings, sales of equity or entering into joint ventures.

     On August 3, 1993, the Company issued $20.4 million of 12% Senior Subordinated Notes due 2003 (the "Notes") with detachable warrants (the "Warrants"). The Notes bear interest at 12% per annum payable semi-annually on August 1 and February 1 of each year commencing February 1, 1994. The Company is required to make a sinking fund payment of $6,667,000 on each of August 1, 2001 and August 1, 2002, which amounts are to be utilized on such respective dates to retire a like face amount of the outstanding Notes.

     On May 6, 1994, the Company issued, at a discount of $55.00 per $1,000 note, an additional $2.0 million of 12% Senior Subordinated Notes due 2003 with the terms governed by the Indenture from the initial offering of Senior Subordinated Notes.

     In December of 1994, Cinemark International contributed an additional $5.0 million of capital to Cinemark Mexico (USA), Inc. New Wave Investments made an additional $.3 million contribution on June 1, 1995 and the majority of warrant holders purchased an additional $1.3 million of warrants in September 1995.

     In July 1996, the Company reached a non-binding agreement in principle with the institutional holder (the "Majority Holder") of $22.0 million of the Notes pursuant to which the Company and the Majority Holder agreed to the exchange of all the Notes owned by the Majority Holder, and accrued unpaid interest from February 1, 1996 to the date of such exchange, for a new series of notes (the "New Notes"). The New Notes provide that, at Cinemark Mexico's option, all accrued and unpaid interest for each interest period through and including February 1, 2000 may be paid by issuing additional notes of the same series on each interest payment date or may be paid in cash. During such period the New Notes will bear interest at a rate of 13% per annum for each interest payment paid-in-kind or at a rate of 12% per annum if paid in cash. The agreement in principle also provided that the Company will issue approximately $1.3 million of a new series of notes, on substantially similar terms as the New Notes, in exchange for all of the issued and outstanding warrants to purchase shares of common stock of the Company owned by the Majority Holder.

   The Company and the Majority Holder elected to pursue the exchange of the Notes for the New Notes in order to provide for additional cash liquidity to fund capital investments in the Company's business and to take full advantage of the opportunities the Company currently believes exists in the Mexican motion picture industry. In this connection, Cinemark International has agreed to make an additional $10 million investment in common stock of the Company when the New Notes are issued.

     As a result of these negotiations the Majority Holder has agreed to postpone the approximately $1.3 million cash interest payment on the Notes otherwise due on August 1, 1996 until the earlier of the exchange of the Notes and New Notes or September 30, 1996. The Company and the Majority Holder are currently negotiating definitive documentation to effectuate the terms of the non-binding agreement in principle. However, there can be no assurance that any such documentation will be successfully negotiated, approved or executed. In such event, and if the Company fails to make the interest payment, an Event of Default under the Indenture could result, which Event of Default would have a material adverse effect on the Company if the maturity of the Notes is accelerated. The Company has the resources available to pay such interest if the negotiations were to terminate. The Company intends to negotiate with the holders of the remaining $400,000 principal amount of the Notes to effectuate an exchange offer on similar terms to the agreement in principle reached with the Majority Holder.

     At August 13, 1996, Cinemark de Mexico was operating eleven theatres (114 screens) and had two theatres (25 screens) under commitment with executed leases. The construction of these theatres will require additional capital expenditures by the Company of approximately $8.5 million.

     The indenture for the Senior Subordinated Notes allows for the incurrence of $10.0 million of senior debt. On December 4, 1995, the Company entered into the Mexico Senior Credit Facility allowing for the borrowing of $10 million of senior secured debt from Cinemark International to fund Cinemark de Mexico's capital needs for theatre construction contemplated during 1996. The Mexico Senior Credit Facility permits the Company to relend to Cinemark de Mexico any funds borrowed to finance construction of uncompleted locations, the acquisition and installation of furniture, fixtures and equipment of such locations and for general corporate purposes and working capital. As of August 13, 1996, Cinemark de Mexico has borrowed $9.0 million under the Mexico Senior Credit Facility. Any funding beyond this source necessary to complete current construction and construct future theatres is subject to Cinemark de Mexico achieving sufficient levels of cash flow from operations to permit additional debt financing or will require Cinemark de Mexico to raise additional financing through equity issuances.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

          Supplemental Schedules specified by the Senior Notes indenture:

                     Condensed Consolidating Balance Sheet (unaudited) as of June 30, 1996

                     Condensed Consolidating Statement of Income (unaudited) for the six months ended June 30, 1996

                     Condensed Consolidating Statement of Cash Flow (unaudited) for the six months ended June 30, 1996


ITEM 6(A) Exhibits

               27  -  Financial Data Schedule


      (B) REPORTS ON FORM 8-K

               No reports have been filed by Registrant during the quarter for which this report is filed.

                    CINEMARK MEXICO(USA),INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1996
                                  (UNAUDITED)

                                      Cinemark Mexico      Cinemark
                                          USA, Inc.        de Mexico     Eliminations         TOTAL
                                      ---------------    ------------    ------------      ------------
                           ASSETS
CURRENT ASSETS:
 Cash and cash equivalents              $     92,062     $  1,071,235     $       --       $  1,163,297
 Inventories                                                  109,421                           109,421
 Taxes and other receivables               3,793,428        1,576,763       (3,793,428)       1,576,763
 Prepaids and other                                             5,619                             5,619
                                        ---------------------------------------------------------------
   Total current assets                    3,885,490        2,763,038       (3,793,428)       2,855,100

THEATRE PROPERTIES AND EQUIPMENT                           24,891,860                        24,891,860
 Less accumulated depreciation
   and amortization                                        (1,256,180)                       (1,256,180)
                                        ---------------------------------------------------------------
 Theatre properties and
   equipment - net                                         23,635,680                        23,635,680

OTHER ASSETS:
 Investment in and advances
   to affiliate                          (10,156,743)               0       10,156,743
 Deferred charges and other                  733,420        4,196,532                         4,929,952
 Advances and notes                       33,477,974                       (33,477,974)
                                        ---------------------------------------------------------------
   Total other assets                     24,054,651        4,196,532      (23,321,231)       4,929,952
                                        ---------------------------------------------------------------

  TOTAL                                 $ 27,940,141     $ 30,595,250     $(27,114,659)    $ 31,420,732
                                        ===============================================================

          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and
   accrued expenses                     $     15,310     $  2,119,040                      $  2,134,350
 Accounts payable - affiliates                     0        1,121,016                         1,121,016
 Accrued interest                          1,503,359        3,793,428       (3,793,428)       1,503,359
 Income taxes payable                        108,507                                            108,507
                                        ---------------------------------------------------------------
   Total current liabilities               1,627,176        7,033,484       (3,793,428)       4,867,232

LONG-TERM LIABILITIES:
 12% senior subordinated notes,
   due 2003(less unamortized
   discount of $1,759,627 based
   on imputed interest
   rate of 13.85%)                        20,640,373                                         20,640,373
 Notes payable - affiliates                8,950,000       33,477,974      (33,477,974)       8,950,000
 Deferred lease expense                                       240,535                           240,535
                                        ---------------------------------------------------------------
                                          29,590,373       33,718,509      (33,477,974)      29,830,908
COMMON STOCK WARRANTS WITH
REDEMPTION REQUIREMENTS                    3,424,132                                          3,424,132

SHAREHOLDERS' EQUITY:
 Common stock                                  1,383                                              1,383
 Additional paid-in capital               12,350,824        7,000,000       (7,000,000)      12,350,824
 Unearned compensation -
    stock options                            (11,200)                                           (11,200)
 Accumulated deficit                      (8,564,363)     (17,164,583)      17,164,583       (8,564,363)
 Cumulative foreign currency
   translation adjustment                (10,478,184)           7,840           (7,840)     (10,478,184)
                                        ---------------------------------------------------------------
  Total shareholders' equity              (6,701,540)     (10,156,743)      10,156,743       (6,701,540)
                                        ---------------------------------------------------------------
   TOTAL                                $ 27,940,141     $ 30,595,250     $(27,114,659)    $ 31,420,732
                                        ===============================================================

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)

                                      Cinemark Mexico     Cinemark
                                          USA, Inc.       de Mexico     Eliminations       TOTAL
                                      ---------------   ------------    ------------    ------------
REVENUES:
 Admissions                                             $ 5,882,484                     $ 5,882,484
 Concessions                                              3,129,973                       3,129,973
 Other                                                       87,957                          87,957
                                        -----------------------------------------------------------
  Total                                                   9,100,414                       9,100,414
COSTS AND EXPENSES:
 Cost of operations:
 Film rentals                                             2,685,013                       2,685,013
 Concession supplies                                      1,051,972                       1,051,972
 Salaries and wages                                       1,171,799                       1,171,799
 Facility leases                                          1,065,804                       1,065,804
 Advertising                                                199,454                         199,454
 Utilities and other                                      1,314,248                       1,314,248
                                        -----------------------------------------------------------
  Total                                                   7,488,290                       7,488,290
 General and administrative expenses          1,872         934,751                         936,623
 Depreciation                                               498,810                         498,810
                                        -----------------------------------------------------------
  Total                                       1,872       8,921,851                       8,923,723
                                        -----------------------------------------------------------

OPERATING LOSS                               (1,872)        178,563                         176,691
                                        -----------------------------------------------------------

OTHER INCOME (EXPENSE):
 Interest expense                        (1,706,811)     (2,158,806)      2,158,806      (1,706,811)
 Amortization of debt issue cost            (49,621)                                        (49,621)
 Amortization of bond discount              (91,124)                                        (91,124)
 Foreign currency exchange loss            (516,462)        467,610              12         (48,840)
 Interest income                          2,159,449          50,607      (2,158,818)         51,238
 Equity in loss of subsidiary            (1,462,026)                      1,462,026
                                        -----------------------------------------------------------
      Total                              (1,666,595)     (1,640,589)      1,462,026      (1,845,158)
                                        -----------------------------------------------------------

LOSS BEFORE INCOME TAXES                 (1,668,467)     (1,462,026)      1,462,026      (1,668,467)
INCOME TAXES                                108,507                                         108,507
                                        -----------------------------------------------------------
NET LOSS                                $(1,776,974)    $(1,462,026)    $ 1,462,026     $(1,776,974)
                                        ===========================================================

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                 (Unaudited)

                                                Cinemark Mexico      Cinemark
                                                    USA, Inc.        de Mexico     Eliminations       TOTAL
                                                ---------------    ------------    ------------    ------------
OPERATIONS:
Net loss                                           $(1,776,974)    $(1,462,026)    $ 1,462,026     $(1,776,974)
Noncash items in net loss:
 Depreciation                                                          498,810                         498,810
 Amortization                                           49,621                                          49,621
 Deferred lease expense                                                 38,620                          38,620
 Amortization of debt discount                          91,124                                          91,124
 Amortized compensation -
    stock options                                        1,722                                           1,722
 Equity in loss of subsidiary                        1,462,026                      (1,462,026)

Cash from (used for) operating working capital:
Inventories                                                            (44,610)                        (44,610)
 Interest and other receivables                     (3,793,428)       (573,969)      3,793,428        (573,969)
  Accounts payable and
   accrued expenses                                    (23,190)        406,997                         383,807
Accrued interest expense                             1,997,421       2,158,818      (3,793,428)        362,811
 Accounts payable - affiliate                                0         485,927                         485,927
 Income taxes payable                                  108,507                                         108,507
                                                   -----------------------------------------------------------
  Net cash from (used for) operations               (1,883,171)      1,508,567               0        (374,604)

INVESTING ACTIVITIES:
 Additions to theatre properties                                    (5,733,152)                     (5,733,152)
 Increase in other assets                                    0        (685,196)                       (685,196)
 Increase in advances and notes                     (5,550,000)                      5,550,000               0
                                                   -----------------------------------------------------------
  Net cash used for investing
      activities                                    (5,550,000)     (6,418,348)      5,550,000      (6,418,348)

FINANCING ACTIVITIES:
 Borrowings under senior secured credit
     agreement                                       6,450,000       5,550,000      (5,550,000)      6,450,000
                                                   -----------------------------------------------------------
  Net cash from financing activities                 6,450,000       5,550,000      (5,550,000)      6,450,000

FOREIGN CURRENCY TRANSLATION                           516,462        (433,242)                         83,220
                                                   -----------------------------------------------------------

DECREASE IN CASH                                      (446,709)        206,977                        (259,732)
CASH:
 Beginning of period                                   558,771         864,258                       1,423,029
                                                   -----------------------------------------------------------
 End of period                                     $    92,062     $ 1,071,235                     $ 1,163,297
                                                   ===========================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                       CINEMARK MEXICO (USA), INC.
                                       Registrant

DATE: May 13, 1996


                                       /Jeffrey J. Stedman/
                                       ------------------------------------
                                       Jeffrey J. Stedman
                                       Vice President and
                                       Chief Financial Officer

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

  27          - Financial Data Schedule
