Form 10-Q/A
period 1996-09-30
CINEMARK MEXICO USA INC
filed 1996-11-18
CIK 910280

THIS COPY IS A COPY OF THE QUARTERLY REPORT ON FORM 10-Q FILED ON NOVEMBER 15, 1996 PURSUANT TO RULE 201 TEMPORARY HARDSHIP EXEMPTION

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.
Commission file number 33-77444

CINEMARK MEXICO (USA), INC.
CINEMARK de MEXICO, S.A. de C.V.
(Exact name of registrant as specified in its charter)

                    Texas                          75-2493459
                    Mexico                          (N/A)
(State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)                Identification No.)

7502 Greenville Ave., Suite 800, LB-9, Dallas, Texas 75231
(Address of principal executive offices)        (Zip Code)

(214) 696-1644
(Registrant's telephone number including area code)

_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ____     The Registrant became subject to the filing requirements
of the Securities Exchange Act of 1934 on March 28, 1994.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,044,432 shares of Common Stock as of November 13, 1996


                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

Index



                                                                    Page

PART I          FINANCIAL INFORMATION

     Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 1996 (unaudited) and December 31, 1995   3

               Condensed Consolidated Statements of Income
               (unaudited) for the three and nine month periods
               ended September 30, 1996 and 1995                      4

               Condensed Consolidated Statements of Cash Flows
               (unaudited) for the nine month periods ended
               September 30, 1996 and 1995                            5

               Notes to Condensed Consolidated Financial
               Statements                                             6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    7


PART II          OTHER INFORMATION

     Item 5.     Other Information                                   12

     Item 6(b).  Reports on Form 8-K                                 12


SIGNATURES                                                           16

                                                CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                                                  CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                   September 30,           December 31,
                                                                                        1996                   1995
                                                                               ----------------------- -----------------------
                                                                                    (Unaudited)

                                                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                              $11,082,201              $1,423,029
   Inventories                                                                                 97,456                  64,811
   Tax and other receivables                                                                1,731,107                 957,257
   Prepaid expenses and other                                                                 587,018                  51,156
                                                                               ----------------------- -----------------------
      Total current assets                                                                 13,497,782               2,496,253

THEATRE PROPERTIES AND EQUIPMENT                                                           27,377,822              19,161,801
   Less accumulated depreciation and amortization                                          (2,012,280)               (760,463)
                                                                               ----------------------- -----------------------
     Theatre property and equipment - net                                                  25,365,542              18,401,338

OTHER ASSETS:
   Deferred charges and other                                                               4,387,466               4,294,377
                                                                               ----------------------- -----------------------

      TOTAL                                                                               $43,250,790             $25,191,968
                                                                               ======================= =======================



                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                   $2,293,169              $1,750,543
   Accounts payable affiliates (primarily due Cinemark USA, Inc.)                           1,478,297                 635,089
   Accrued interest                                                                           654,066               1,120,000
                                                                               ----------------------- -----------------------
      Total current liabilities                                                             4,425,532               3,505,632

LONG-TERM LIABILITIES:
   Senior note payable - Cinemark International, Inc.                                       8,934,979               2,520,548
   12% senior subordinated notes                                                           25,710,900              20,549,249
   Deferred lease expense                                                                     299,510                 201,915
                                                                               ----------------------- -----------------------
      Total long-term liabilities                                                          34,945,389              23,271,712



COMMON STOCK WARRANTS WITH
 REDEMPTION REQUIREMENTS                                                                      200,729               3,424,132

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000
    authorized,  4,044,432 issued and outstanding                                               4,045                   1,383
   Additional paid-in capital                                                              23,118,370              12,350,824
   Unearned compensation - stock options                                                      (10,339)                (12,922)
   Accumulated deficit                                                                     (9,216,448)             (6,787,389)
   Cumulative foreign currency translation adjustment                                     (10,216,488)            (10,561,404)
                                                                               ----------------------- -----------------------
      Total shareholders' equity                                                            3,679,140              (5,009,508)
                                                                               ----------------------- -----------------------

      TOTAL                                                                               $43,250,790             $25,191,968
                                                                               ======================= =======================

                                               CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                              (UNAUDITED)



                                                  THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                                    1996                    1995                     1996                 1995




                                        --------------------- ----------------------- ------------------------ --------------------
REVENUES:
     Admissions                                   $5,095,092              $2,750,969              $10,977,576           $5,681,089
     Concessions                                   2,635,002               1,297,226                5,764,975            2,702,416
     Other                                            74,433                  29,771                  162,390               82,525
                                        --------------------- ----------------------- ------------------------ --------------------
                                                   7,804,527               4,077,966               16,904,941            8,466,030

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                  2,127,257               1,168,306                4,812,270            2,469,169
     Concession supplies                             903,774                 437,550                1,955,746              972,739
     Salaries and wages                              878,252                 343,443                2,050,051              901,942
     Facility leases                               1,019,560                 456,163                2,085,364            1,235,258
     Advertising                                     127,385                  89,625                  326,839              191,496
     Utilities and other                             907,473                 671,736                2,221,721            1,427,690
                                        --------------------- ----------------------- ------------------------ --------------------
   Total                                           5,963,701               3,166,823               13,451,991            7,198,294
   General and administrative expenses               718,591                 540,252                1,655,214            1,285,541
   Depreciation                                      741,696                 212,687                1,240,506              462,070
                                        --------------------- ----------------------- ------------------------ --------------------
      Total                                        7,423,988               3,919,762               16,347,711            8,945,905
                                        --------------------- ----------------------- ------------------------ --------------------

OPERATING INCOME (LOSS)                              380,539                 158,204                  557,230             (479,875)

OTHER INCOME (EXPENSE):
   Interest expense                               (1,123,587)               (662,555)              (2,830,398)          (1,906,157)
   Amortization of debt issue cost                   (26,763)                (24,811)                 (76,384)             (74,432)
   Amortization of debt discount                     (48,081)                (41,995)                (139,205)            (121,588)
   Foreign currency exchange loss                     45,619                 (94,053)                  (3,221)             (43,594)
   Interest income                                   115,103                 218,230                  166,341              568,723
                                        --------------------- ----------------------- ------------------------ --------------------
     Total                                        (1,037,709)               (605,184)              (2,882,867)          (1,577,048)
                                        --------------------- ----------------------- ------------------------ --------------------

LOSS BEFORE INCOME TAXES                            (657,170)               (446,980)              (2,325,637)          (2,056,923)

INCOME TAXES (BENEFIT)                                (5,085)                217,414                  103,422              181,305
                                        --------------------- ----------------------- ------------------------ --------------------

NET LOSS                                           ($652,085)              ($664,394)             ($2,429,059)         ($2,238,228)
                                        ===================== ======================= ======================== ====================

                                               CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                              (Unaudited)



                                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                 1996                     1995
                                                                                   ------------------------ ------------------------


OPERATIONS:
Net loss                                                                                       ($2,429,059)             ($2,238,228)
Noncash items in net loss:
   Amortization                                                                                    215,589                  196,020
   Depreciation                                                                                  1,240,506                  462,070
   Deferred lease expense                                                                           97,595                  133,840
   Debt issued for accrued interest                                                              1,971,500
   Amortized compensation - stock options                                                            2,583                   27,495
Cash from (used for) operating working
   capital:
   Inventories                                                                                     (32,645)                  (3,253)
   Tax and other receivables                                                                      (711,961)                 (26,621)
   Accounts payable and accrued expenses                                                           542,626                  893,228
   Accrued interest                                                                               (486,482)                (672,000)
   Accounts payable affiliates                                                                     843,208
                                                                                   ------------------------ ------------------------
      Net cash from (used for) operations                                                        1,253,460               (1,227,449)

INVESTING ACTIVITIES:
   Additions to theatre properties                                                              (8,204,710)              (7,864,115)
   Decrease in temporary cash investments                                                                0                2,721,780
   Increase in other assets                                                                       (169,473)              (1,823,845)
                                                                                   ------------------------ ------------------------
      Net cash used for investing activities                                                    (8,374,183)              (6,966,180)

FINANCING ACTIVITIES:
   Capital contributions                                                                        10,000,000                  302,625
   Sale of common stock warrants                                                                                          1,324,132
   Increase in long-term debt                                                                    6,434,979
                                                                                   ------------------------ ------------------------
      Net cash from financing activities                                                        16,434,979                1,626,757

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                                            344,916               (1,576,492)
                                                                                   ------------------------ ------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                            9,659,172               (8,143,364)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                           1,423,029               10,927,143
                                                                                   ------------------------ ------------------------
   End of period                                                                               $11,082,201               $2,783,779
                                                                                   =================================================
SUPPLEMENTAL INFORMATION:
  Cash paid for interest                                                                        $1,345,380               $2,688,000
                                                                                   ======================== ========================
  Cash refund for income taxes                                                                                            ($552,748)
                                                                                   ======================== ========================

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

     Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results to be achieved for the full year.



2. On September 30, 1996, the Company exchanged new Senior Subordinated Notes (New Notes) in exchange for the existing Senior Subordinated Notes. Additionally, the Company repurchased the majority of its outstanding warrants (94.1%) for the issuance of $1.3 million of additional New Notes. Also, Cinemark International contributed an additional $10 million of equity to Cinemark Mexico pursuant to the exchange. The exchange created a net benefit of $.8 million, including tax benefits, from the retirement of the warrants, which was reduced by the charge off of the unamortized debt discount associated with the Old Notes. This net benefit was credited to additional paid in capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

The following table presents certain income statement items as a percentage of revenues.

                                             % of Revenues
                                 -------------------------------------
                                 Three Months Ended  Nine Months Ended
                                     September 30,     September 30,
                                     1996     1995     1996     1995
Revenues:
  Admissions                         65.3     67.5     64.9     67.1
Concessions                          33.8     31.8     34.1     31.9
  Other                                .9       .7      1.0      1.0
Total revenues                      100.0    100.0    100.0    100.0
Cost of operations                   76.4     77.7     79.6     85.0
General and
 administrative expenses              9.2     13.2      9.8     15.2
Depreciation and
 amortization                         9.5      5.2      7.3      5.5
Operating income (loss)               4.9      3.9      3.3     (5.7)
Interest expense                     15.4     17.9     18.0     24.8
Income before income taxes           (8.4)   (11.0)   (13.8)   (24.3)
Net loss                             (8.4)   (16.3)   (14.4)   (26.4)


Overview

  Cinemark Mexico (USA), Inc. (the "Company"), a Texas Corporation, was formed in July 1993, as a subsidiary of Cinemark International, Inc. ("Cinemark International", f/k/a Cinemark II, Inc.), which is wholly owned by Cinemark USA, Inc. ("Cinemark USA"). The Company was established to serve as a holding company to facilitate future investments in Mexico by Cinemark USA. The Company's operations are conducted by Cinemark de Mexico S.A. de C.V. ("Cinemark de Mexico"), which was formed in September 1992, as a 99.99% owned subsidiary of Cinemark International, to own or lease and operate movie theatres in Mexico.

Results of Operations

Revenues

  Revenues for the quarter ended September 30, 1996 increased 91.4% to $7.8 million from $4.1 million in the third quarter of 1995. Revenues for the nine month period ended September 30, 1996 (the "1996 Period") increased 99.7% to $16.9 million from $8.5 million in the nine month period ended September 30, 1995 (the 1995 Period"). The increase in revenues for the quarter and Period is attributed to a 121.2% and 132.0% increase in attendance during the quarter and Period, respectively, resulting from the addition of 50 screens since third quarter of 1995 for a total of 114 screens operated during the third quarter of 1996. Revenues have also been affected by price increases which increased per patron revenues 5.7%, however, this increase has been more than offset by an 18.5% devaluation of the Mexican peso during the 1996 Period compared to the 1995 Period.

Cost of Operations

Costs of operations as a percentage of revenues were 76.4% for the third quarter of 1996 versus 77.7% for the third quarter of 1995. The decrease as a percentage of revenues resulted primarily from a decrease in utilities and other which decreased as a percentage of revenues to 11.6% in the third quarter of 1996 from 16.5% in 1995. This decrease was partially offset by an increase in salaries and wages as a percentage of revenues to 11.3% from 8.4% in the third quarter of 1995 and an increase in facility lease expense as a percentage of revenues to 13.1% from 11.2% in third quarter of 1995.

Costs of operations as a percentage of revenues were 79.6% for the 1996 Period versus 85.0% for the 1995 Period. The decrease as a percentage of revenues resulted primarily from a decrease in concession costs as a percentage of concession revenues to 33.9% from 36.0% in the 1995 Period, a decrease in facility lease expense as a percentage of revenues to 12.3% from 14.6% in the 1995 Period and a decrease utilities and other costs as a percentage of revenues to 13.1% from 16.9% in the 1995 Period, these decreases were partially offset by an increase in salaries and wages as a percentage of revenues to 12.1% from 10.7% in the the 1995 Period.

General and Administrative Expenses

 Cinemark de Mexico conducts its real estate and administrative operations
from its Mexico City office.   General and administrative expenses incurred
during the third quarter of 1996 decreased as a percentage of revenues to 9.2% from 13.3% in the third quarter of 1995. Similarily, general and administrative costs decreased as a percentage of revenues to 9.8% for the 1996 Period from 15.2% for the 1995 Period. In absolute terms, general and administrative expenses increased to $.7 million for the third quarter of 1996 from $.5 million in 1995 and increased to $1.7 million for the 1996 Period from $1.3 million for the 1995 Period. The increase in general and administrative expenses is attributable to an increase in the management fee, resulting from the increase in total revenues during the third quarter of 1996 and the 1996 Period, paid to Cinemark USA (5% of revenues). Costs incurred by the Mexico City office for travel expenses, legal fees and consulting fees remained constant between the quarters and Periods.


Interest Expense

   Total interest costs incurred (including amortization of debt issue costs and discount) for the third quarter of 1996 increased to $1.2 million from $.7 million for third quarter of 1995. Total interest costs incurred for the 1996 Period increased to $3.0 million from $2.1 million for the 1995 Period. The increase is primarily a result of the incurrence of an additional $9.0 million in borrowings under the Company's senior debt facility.

Income Taxes

 The Company has provided income taxes under FASB 109. The Company will file a consolidated U.S. federal income tax return with Cinemark USA. Income tax expense has been recorded primarily related to the income attributable to Cinemark Mexico (USA). The tax benefit of the loss generated by Cinemark de Mexico, which files a separate tax return in Mexico, has been fully reserved and will be realized in future periods as Cinemark de Mexico begins generating a profit from operations.

Inflation and Foreign Currency

     The Company has invested approximately $40.5 million in Cinemark de Mexico to fund the initial development operations. Due to the devaluation of the Mexican currency, pesos, that began in December 1994, the Company has recognized a $10.2 million unrealized cumulative translation loss adjustment in equity at September 30, 1996 based on an exchange rate of N$7.5 per $1.
The exchange rate at November 13, 1996 had increased slightly to N$7.9 which would have increased the cumulative translation loss to approximatley $10.5 million. Additionally, as a result of certain operating transactions being denominated in dollars the Company has realized an exchange loss on the income statement. The Company's debt and certain of its current theatre lease rent is denominated in U.S. dollars while revenues are in Mexican pesos. Additionally, almost all of the equipment and interior finish materials of the Company's new theatres have been imported from the U.S. As a result of the devaluation, certain costs of the Company (principally equipment, interest and lease expenses) have almost doubled in relation to the Company's revenues.
The Company plans to raise prices over time in an attempt to compensate for the devaluation. Currently, however, management does not believe that it can raise prices sufficiently to offset the devaluation without dramatically reducing patronage and concession consumption. The devaluation has significantly impacted the Mexican economy and will affect the short term profitability of the theatres. Additionally, the lack of available capital in the Mexican market as a result of a significant rise in the interest rates has reduced the availability of developer financing on future projects resulting in a reduction in the rate of expansion initially anticipated by the Company.

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

          On August 3, 1993, the Company issued $20.4 million of 12% Senior Subordinated Notes due 2003 (the "Old Notes") with detachable warrants (the "Warrants"). The Old Notes were bearing interest at 12% per annum payable semi-annually on August 1 and February 1 of each year commencing February 1, 1994. The Company was required to make a sinking fund payment of $6,667,000 on each of August 1, 2001 and August 1, 2002, which amounts were to be utilized on such respective dates to retire a like face amount of the outstanding Old Notes.

     On May 6, 1994, the Company issued, at a discount of $55.00 per $1,000 note, an additional $2.0 million of 12% Senior Subordinated Notes due 2003 with the terms governed by the Indenture from the initial offering of Senior Subordinated Notes.

     On September 30, 1996, the Company exchanged new notes (New Notes) in exchange for the Cinemark Mexico Old Notes (which included the $2 million issued in May of 1994). The New Notes are Senior Subordinated Notes due 2003 with an annual stated interest rate of 12% payable semiannually on February 1 and August 1. The Company has the ability to issue additional notes, subject to the same terms as the New Notes, in payment of interest due on any of the semiannual interest payment dates through February 1, 2000. If the Company elects to exercise this option, the interest rate for the applicable semiannual period for which the additional bonds are issued is accruable at 13% rather than 12%. The election is at the discretion of the Company and applies to all outstanding bonds for the relevant semiannual interest period. The Indenture governing the New Notes is the same as the old Indenture with certain modifications. The Indenture requires Cinemark Mexico to maintain a Cash Flow Coverage Ratio (as defined in the new Indenture) of 2.0 to 1.0 beginning after December 31, 1999. Sinking fund payments as previously described are required under the new Indenture.

        As part of the exchange agreement the note holders agreed to receive additional notes in payment of the accrued interest due on the Old Notes for the period February 1 1996 through the date of the exchange. The interest for this period was paid at the rate of 13% per annum ($2.0 million of New Notes were issued). Additionally, the Company repurchased the majority of its outstanding warrants (94.1%) for the issuance of $1.3 million of additional New Notes. Also, Cinemark International contributed an additional $10 million of equity to Cinemark Mexico pursuant to the exchange. The exchange created a net benefit of $.8 million, including tax benefits, from the retirement of the warrants, which was reduced by the charge off of the unamortized debt discount associated with the Old Notes. This net benefit was credited to additional paid in capital.

        In December of 1994, Cinemark International, Inc. (the parent company of Cinemark Mexico (USA), Inc.) contributed an additional $5.0 million of capital to Cinemark Mexico (USA), Inc. New Wave Investments made an additional $.3 million contribution on June 1, 1995 and the majority of warrant holders purchased an additional $1.3 million of warrants in September 1995.

     At November 13, 1996, Cinemark de Mexico was operating eleven theatres (114 screens) and had two theatres (24 screens) under commitment with executed leases. The construction of these theatres will require additional capital expenditures by the Company of approximately $11.0 million.

       The indenture for the Old and New Notes allows for the incurrence of $10.0 million of senior debt. On December 4, 1995, the Company entered into the Mexico Senior Credit Facility allowing for the borrowing of $10 million of senior secured debt from Cinemark international to fund Cinemark de Mexico's capital needs for theatre construction contemplated during 1996. The Mexico Senior Credit Facility permits the Company to relend to Cinemark de Mexico any funds borrowed to finance construction of uncompleted locations, the acquisition and installation of furniture, fixtures and equipment of such locations and for general corporate purposes and working capital. As of November 13, 1996, Cinemark de Mexico has borrowed $9.0 million under the Mexico Senior Credit Facility.

PART II.     Other Information



Item 5.     Other Information

            Supplemental Schedules specified by the Senior Notes indenture:

                         Condensed Consolidating Balance Sheet
                         (unaudited) as of September 30, 1996

                         Condensed Consolidating Statement of
                         Income (unaudited) for the nine months
                         ended September 30, 1996

                         Condensed Consolidating Statement of
                         Cash Flow (unaudited) for the nine months ended September 31, 1996


Item 6(b)     Reports on Form 8-K

               No reports have been filed by Registrant during the quarter for which this report is filed.

                                 CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                          AS OF SEPTEMBER 30, 1996
                                                (Unaudited)



                                                                Cinemark Mexico     Cinemark
                                                                   USA, Inc.        de Mexico     Eliminations       TOTAL
                                                               ------------------ -------------- ------------- ---------------
                                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $10,031,043     $1,051,158  $          -     $11,082,201
   Inventories                                                                           97,456                        97,456
   Tax and other receivables                                           4,986,739      1,731,107    (4,986,739)      1,731,107
   Prepaid expenses and other                                            480,598        106,420                       587,018
                                                               ------------------ -------------- ------------- ---------------
      Total current assets                                            15,498,380      2,986,141    (4,986,739)     13,497,782

THEATRE PROPERTIES AND EQUIPMENT                                                     27,377,822                    27,377,822
   Less accumulated depreciation and amortization                                    (2,012,280)                   (2,012,280)
                                                               ------------------ -------------- ------------- ---------------
      Theatre properties and equipment - net                                         25,365,542                    25,365,542

OTHER ASSETS:
   Investment in and advances to affiliate                           (10,537,687)             0    10,537,687
   Deferred charges and other                                            698,347      3,689,119                     4,387,466
   Advances and notes                                                 33,527,974                  (33,527,974)
                                                               ------------------ -------------- ------------- ---------------
      Total other assets                                              23,688,634      3,689,119   (22,990,287)      4,387,466
                                                               ------------------ -------------- ------------- ---------------

      TOTAL                                                          $39,187,014    $32,040,802  ($27,977,026)    $43,250,790
                                                               ================== ============== ============= ===============




                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                  $7,200     $2,285,969                    $2,293,169
   Accounts payable - affiliates                                               0      1,478,297                     1,478,297
   Accrued interest                                                      654,066      4,986,739    (4,986,739)        654,066
                                                               ------------------ -------------- ------------- ---------------
      Total current liabilities                                          661,266      8,751,005    (4,986,739)      4,425,532

LONG-TERM LIABILITIES:
   Notes payable - affiliates                                          8,934,979                                    8,934,979
   12% senior subordinated notes                                      25,710,900     33,527,974   (33,527,974)     25,710,900
   Deferred lease expense                                                               299,510                       299,510
                                                               ------------------ -------------- ------------- ---------------
                                                                      34,645,879     33,827,484   (33,527,974)     34,945,389


COMMON STOCK WARRANTS WITH
 REDEMPTION REQUIREMENTS                                                 200,729                                      200,729


SHAREHOLDERS' EQUITY:
   Common stock                                                             4045                                         4045
   Additional paid-in capital                                         23,118,370      7,000,000    (7,000,000)     23,118,370
   Unearned compensation - stock options                                 (10,339)                                     (10,339)
   Accumulated deficit                                                (9,216,448)   (18,284,187)   18,284,187      (9,216,448)
   Cumulative foreign currency translation adjustment                (10,216,488)       746,500      (746,500)    (10,216,488)
                                                               ------------------ -------------- ------------- ---------------
      Total shareholders' equity                                       3,679,140    (10,537,687)   10,537,687       3,679,140
                                                               ------------------ -------------- ------------- ---------------

      TOTAL                                                          $39,187,014    $32,040,802  ($27,977,026)    $43,250,790
                                                               ================== ============== ============= ===============

                                CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                               CONDENSED CONSOLIDATING STATEMENT OF INCOME
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                                (Unaudited)




                                                      Cinemark Mexico       Cinemark
                                                         USA, Inc.         de Mexico      Eliminations         TOTAL
                                                    -------------------- ---------------- --------------- -----------------


REVENUES:
   Admissions                                                                $10,977,576                       $10,977,576
   Concessions                                                                 5,764,975                         5,764,975
   Other                                                                         162,390                           162,390
                                                    -------------------- ---------------- --------------- -----------------
     Total                                                                    16,904,941                        16,904,941


COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                                              4,812,270                         4,812,270
     Concession supplies                                                       1,955,746                         1,955,746
     Salaries and wages                                                        2,050,051                         2,050,051
     Facility leases                                                           2,085,364                         2,085,364
     Advertising                                                                 326,839                           326,839
     Utilities and other                                              0        2,221,721                         2,221,721
                                                    -------------------- ---------------- --------------- -----------------
      Total                                                           0       13,451,991                        13,451,991
    General and administrative expenses                          11,606        1,643,608                         1,655,214
    Depreciation                                                               1,240,506                         1,240,506
                                                    -------------------- ---------------- --------------- -----------------
      Total                                                      11,606       16,336,105                        16,347,711
                                                    -------------------- ---------------- --------------- -----------------

OPERATING INCOME (LOSS)                                         (11,606)         568,836                           557,230

OTHER INCOME (EXPENSE):
   Interest expense                                          (2,830,398)      (3,352,666)      3,352,666        (2,830,398)
   Amortization of debt issue cost                              (76,384)                                           (76,384)
   Amortization of bond discount                               (139,205)                                          (139,205)
   Foreign currency exchange loss                               (39,498)          36,814            (537)           (3,221)
   Interest income                                            3,353,084          165,386      (3,352,129)          166,341
   Equity in loss of subsidiary                              (2,581,630)                       2,581,630
                                                    -------------------- ---------------- --------------- -----------------
      Total                                                  (2,314,031)      (3,150,466)      2,581,630        (2,882,867)
                                                    -------------------- ---------------- --------------- -----------------

LOSS BEFORE INCOME TAXES                                     (2,325,637)      (2,581,630)      2,581,630        (2,325,637)

INCOME TAXES                                                    103,422                                            103,422
                                                    -------------------- ---------------- --------------- -----------------

NET LOSS                                                    ($2,429,059)     ($2,581,630)     $2,581,630       ($2,429,059)
                                                    ==================== ================ =============== =================

                                CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                               (Unaudited)



                                                      Cinemark Mexico       Cinemark
                                                         USA, Inc.         de Mexico        Eliminations         TOTAL
                                                    -------------------- ---------------- --------------- -----------------
OPERATIONS:
Net loss                                                    ($2,429,059)     ($2,581,630)     $2,581,630       ($2,429,059)
Noncash items in net loss:
   Depreciation                                                                1,240,506                         1,240,506
   Amortization                                                  76,384                                             76,384
   Deferred lease expense                                                         97,595                            97,595
   Debt issued for accrued interest                           1,971,500                                          1,971,500
   Amortization of debt discount                                139,205                                            139,205
   Amortized compensation - stock options                         2,583                                              2,583
   Equity in loss of subsidiary                               2,581,630                       (2,581,630)
Cash from (used for) operating working capital:
   Inventories                                                                   (32,645)                          (32,645)
   Interest and other receivables                            (4,869,586)        (829,114)      4,986,739          (711,961)
   Accounts payable and accrued expenses                        (31,300)         573,926                           542,626
   Accrued interest expense                                   1,148,128        3,352,129      (4,986,739)         (486,482)
   Accounts payable affliliates                                       0          843,208                           843,208
                                                    -------------------- ---------------- --------------- -----------------
      Net cash from (used for) operations                    (1,410,515)       2,663,975               0         1,253,460

INVESTING ACTIVITIES:
   Additions to theatre properties                                            (8,204,710)                       (8,204,710)
   Increase (decrease) in other assets                            8,310         (177,783)                         (169,473)
   Increase (decrease) in advances and notes                 (5,550,000)                       5,550,000                 0
                                                    -------------------- ---------------- --------------- -----------------
      Net cash used for investing activities                 (5,541,690)      (8,382,493)      5,550,000        (8,374,183)

FINANCING ACTIVITIES:
   Capital contributions                                     10,000,000                                         10,000,000
   Borrowings under senior secured credit
     agreement                                                6,384,979        5,600,000      (5,550,000)        6,434,979
                                                    -------------------- ---------------- --------------- -----------------
      Net cash from financing activities                     16,384,979        5,600,000      (5,550,000)       16,434,979

FOREIGN CURRENCY TRANSLATION                                     39,498          305,418                           344,916
                                                    -------------------- ---------------- --------------- -----------------


DECREASE IN CASH                                              9,472,272          186,900                         9,659,172
CASH:
   Beginning of period                                          558,771          864,258                         1,423,029
                                                    -------------------- ---------------- --------------- -----------------
   End of period                                            $10,031,043       $1,051,158                       $11,082,201
                                                    ==================== ================ =============== =================

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.




                                   CINEMARK MEXICO (USA), INC.
                                   Registrant

DATE:          November 13, 1996


                                   /Jeffrey J. Stedman/
                                   Jeffrey J. Stedman
                                   Vice President and
                                   Chief Financial Officer