Form 10-K
period 1996-12-31
CINEMARK MEXICO USA INC
filed 1997-04-04
CIK 910280


THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10K FILED ON APRIL 1, 1997
PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549
                                       ------------------------------------


                                                     FORM 10-K
                                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934
                                       ------------------------------------



For the Fiscal Year Ended December 31, 1996                                          Commission File No. 33-72114
                                                                                                      33-77444

                                            CINEMARK MEXICO (USA), INC.
                                         CINEMARK DE MEXICO, S.A. DE C.V.
                              (Exact Name of registrants as Specified in its Charter)

                          Texas                                                    75-2493459
                         Mexico                                                        N/A
              (State or Other Jurisdiction                                      (I.R.S. Employer
            of incorporation or Organization)                                  Identification No.)


                 7502 Greenville Avenue
                        Suite 800
                      Dallas, Texas                                                75231-3830
        (Address of principal executive offices)                                   (Zip Code)


                        Registrant's Telephone Number, including area code:  (214)696-1644

                            Securities  Registered  pursuant to Section 12(b) of the Act:

                                                       None
                                                 (Title of Class)

                            Securities  Registered  pursuant to Section 12(g) of the Act:

                                                       None
                                                 (Title of Class)


     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                            Yes X     No ____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                       [ X ]

     As of March 27, 1997,  4,109,299  shares of Common Stock of Cinemark Mexico
(USA), Inc. (including options to acquire 835 shares of common stock exercisable within 60 days of such date) and 21,728,663 shares of Common Stock of Cinemark de Mexico, S.A. de C.V. were issued and outstanding.

                                                       Index

                                                                                                                  Page

PART I .........................................................................................................  1
       Item 1:     Business.....................................................................................  1
                   (a)   General Development of Business........................................................  2
                   (b)   Financial Information About Industry Segments..........................................  2
                   (c)   Narrative Description of Business......................................................  7
       Item 2:     Properties...................................................................................  7
       Item 3:     Legal Proceedings............................................................................  7
       Item 4:     Submission of Matters to a Vote of Security Holders..........................................  7

PART II.........................................................................................................  7
       Item 5:     Market for Registrant's Common Equity and Related Stockholder Matters........................  7
       Item 6:     Selected Financial Information...............................................................  7
       Item 7:     Management's Discussion and Analysis of Financial Condition
                   and Results of Operation...................................................................... 9
       Item 8:     Financial Statements and Supplementary Data.................................................. 14
       Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................................... 14

PART III........................................................................................................ 14
       Item 10:    Directors and Executive Officers of the Registrant........................................... 14
       Item 11:    Executive Compensation....................................................................... 16
       Item 12:    Security Ownership of Certain Beneficial Owners and Management............................... 17
       Item 13:    Certain Relationships and Related Transactions............................................... 21


PART IV..........................................................................................................23
       Item 14: Exhibits, Financial Statement Schedules and Reports on 8-K.......................................23
         (a)  Documents filed as part of this report.............................................................23
         (b)  Reports on Form 8-K................................................................................23
         (c)  Exhibits..........................................................................................E-1
         (d)  Financial Statement Schedule......................................................................S-1

                                                      PART I


Item 1:  Business.

(a)  General Development of Business.

General

     Cinemark Mexico (USA), Inc., a Texas corporation ("Cinemark Mexico" or the "Company"), is an indirect subsidiary of Cinemark USA, Inc., a Texas corporation ("Cinemark USA"). Cinemark USA is the fourth largest motion picture exhibitor in the United States in terms of number of screens operated. The Company, which was organized to own and operate movie theatres in Mexico through one or more subsidiaries, has constructed state-of- the-art multiplex theatres comparable to new theatres developed by Cinemark USA in the United States. The Company currently operates 11 theatres (114 screens). The Company's revenues have increased from $6.6 million in 1994 to $22.4 million in 1996. At March 27, 1997, the Company had one theatre (15 screens) under construction and two theatres (20 screens) under commitment with executed leases. Mexico is beginning the recovery from the depression resulting from the collapse of the peso beginning in December 1994. Cinemark Mexico's debt and some theatre leases are denominated in U.S. dollars while their revenues are collected in Mexican pesos. As such, the devaluation and resulting depression has significantly impacted and will continue to effect the short term profitability of the theatres. Additionally, there is a lack of available capital in the Mexican financial market as a result of the significant rise in interest rates resulting in the reduced availability of developer financing for future projects. Such events have caused a reduction in the rate of expansion initially anticipated by Cinemark Mexico. Cinemark Mexico will continue to evaluate the market for appropriate locations to develop state-of-the-art multiplex theatres. See "Peso Devaluation," "Properties" and "Management's Discussion and Analysis of Financial Conditions and Results of Operation." The Company's operations are being conducted by Cinemark de Mexico, S.A. de C.V. ("Cinemark de Mexico"), a Mexican corporation which is 99.99% owned by the Company.

     The Company was formed on July 28, 1993 as a subsidiary of Cinemark International, Inc. (f/k/a Cinemark II, Inc.), a Texas corporation ("Cinemark International") and wholly owned unrestricted subsidiary of Cinemark USA. As of March 27, 1997, Cinemark International and New Wave Investments AVV, an unaffiliated Aruba corporation owned by Mexican citizens ("New Wave") own 95.6% (95.1% on a fully diluted basis) and 4.4%, respectively, of the common stock of Cinemark Mexico. Additionally, warrants to purchase 22,222 shares of Common Stock of the Company are issued and outstanding. See "Exchange Offer."

Exchange Offer

     As of September 30, 1996, the Company had outstanding (i) $22.4 million aggregate principal amount of 12% Series A, Series B and Series C Subordinated Promissory Notes due 2003 (the "Cinemark Mexico Notes") and (ii) warrants to purchase 379,073 shares of common stock of the Company (the "Warrants"). On September 30, 1996, the Company completed an Exchange Offer and Consent Solicitation (the "Exchange Offer") pursuant to which the Company and the holders of all of the Cinemark Mexico Notes exchanged all of the Cinemark Mexico Notes for a new issuance of promissory notes of the same series, and substantially all of the holders of Warrants exchanged Warrants for a new 12% Series D Senior Subordinated Note (collectively, the "New Mexico Notes"). The form and terms of the New Mexico Notes are identical in all material respects to the Cinemark Mexico Notes except that interest on the New Mexico Notes may, on each interest payment date from February 1, 1997 through and including February 1, 2000, be paid at the option of the Company in cash or through the issuance of additional notes of the same series (the "Additional Notes"). If the Company elects to pay accrued interest in Additional Notes in lieu of cash, interest during the relevant interest period shall accrue at the rate of 13% per annum. The The Series A and Series D New Mexico Notes are entitled to certain registration rights agreements and the Series B and Series C New Mexico Notes are registered under the Securities Act of 1933, as amended. Holders of

Warrants to purchase 22,222 shares of Common Stock of the Company elected not to participate in the Exchange Offer. The purpose of the Exchange Offer was to exchange New Securities for all outstanding Cinemark Mexico Notes in order to improve the Company's and Cinemark de Mexico's financial and operating flexibility. The Company exercised its option to pay Additional Notes for the interest period ended February 1, 1997.

     In connection with the Exchange Offer, the Company obtained the consent of the holders of the Cinemark Mexico Notes to amend the Indenture. The Company executed that certain Third Supplemental Indenture dated September 30, 1996 (the "Third Supplemental Indenture"), which among other things, (i) provided for the issuance of the New Mexico Notes and the Additional Notes and (ii) amended certain restrictions relating to financial ratios with which the Company must comply.

     Simultaneously with the completion of the Exchange Offer, Cinemark International acquired an additional 2,661,450 shares of Common Stock of the Company for $10.0 million. On January 9, 1997, New Wave also acquired an additional 64,032 shares of common stock of Cinemark Mexico for $240,591.

Senior Secured Credit Facility

     On December 4, 1995, Cinemark International, Cinemark Mexico and Cinemark de Mexico entered into that certain Senior Secured Credit Facility (the "Mexico Senior Credit Facility") which provides for loans by Cinemark International to Cinemark Mexico of up to $10.0 million in the aggregate at an interest rate of 12% per annum. The loans are payable as follows: (i) all accrued and unpaid interest shall be payable on the first anniversary of the initial loan and quarterly thereafter on January 15, April 15, July 15 and October 15 and (ii) on December 31, 2001, all unpaid principal, accrued, unpaid interest and fees on the loan shall be paid. Borrowing under the Mexico Senior Credit Facility is secured by a pledge of all of the assets of Cinemark Mexico.

     Simultaneously with the closing of the Exchange Offer, Cinemark International and the Company agreed to amend the terms of the Mexico Senior Credit Facility. The amendment provides that if Cinemark Mexico exercises its options to pay accrued and unpaid interest on the New Mexico Notes through the issuance of Additional Notes, Cinemark International will add accrued and unpaid interest on the indebtedness under the Mexico Senior Credit Facility to principal at the next two consecutive interest payment dates.

(b)  Financial Information About Industry Segments.

     The Company and its operations in conjunction with Cinemark USA, Inc. is a unitary business as described above, and as a result, does not break out its business into industry segments.

(c)  Narrative Description of Business.

General

     At March 27, 1997, the Company operated 11 theatres (114 screens), had one theatre (15 screens) under construction and two theatres (20 screens) under commitment with executed leases. The Company's theatres are all modern facilities equipped with state-of-the-art projection and sound equipment.

     The Company's revenues are generated primarily from box office receipts and concession sales. Additional revenues are generated by electronic video games installed in video arcades located off the lobbies in the Company's theatres.

     The Company relies principally upon newspaper display advertisement (substantially paid for by distributors) and newspaper directory film schedules (generally paid for by the Company) to inform its patrons of film titles and exhibition times. The Company also exhibits in its theatres previews of coming attractions and films presently playing on the other screens operated by the Company in the same theatre and market area.

     The film distributors generally release during the summer and holiday sessions those films which they anticipate will be most successful. Consequently, the Company has historically generated higher revenues during such periods.

     The Company's strategy is to enter into leases with terms of 15 to 20 years plus renewal options for the development of theatre facilities instead of purchasing them due to the lower capital requirements for developing a leasehold theatre. A typical leasehold theatre requires a capital outlay of approximately $100,000 to $200,000 per screen, representing the costs of equipment and interior finishout, whereas, the development of a fee owned or ground lease theatre is estimated to range between $4.0 million and $10.0 million, per theatre. The Company attempts to obtain lease terms that are typically built-to-suit construction obligations of the landlord with Cinemark de Mexico being responsible for theatre equipment. However, due to inability of landlords to obtain financing in Mexico, many landlords have requested Cinemark de Mexico to contribute to the cost of construction and recapture such contributions (with interest) through rent abatements. Management has in the past and may in the future make, such contributions to construction in markets it deems appropriate. The Company will also consider a desirable location on a fee or ground lease basis if there is no developer willing to construct the theatre on the site on terms acceptable to the Company. In such events, the Company may consider alternative financing sources allowed under the Indenture governing the Notes (the "Indenture"), such as additional borrowings, sales of equity or entering into joint ventures.

Theatre Operations

     Cinemark USA manages all of the Company's theatres pursuant to the Cinemark Management Agreements. The Company's theatres are operated as Cinemark USA theatres and are staffed primarily with Mexican nationals who report to the Cinemark USA regional and home office personnel. Cinemark USA provides all "corporate" operating functions, including film booking and accounting, in the same manner as such functions are performed by Cinemark USA personnel for Cinemark USA owned or leased theatres. Cinemark de Mexico pays all development, operating and maintenance expenses of its theatres. Management of Cinemark USA will make all major decisions regarding the operations of the Company's theatres. See "Certain Relationships and Related Transactions-Agreements with Cinemark USA."

     The Company believes that Cinemark USA operates its theatres with high standards and the Cinemark Management Agreements will require Cinemark USA to operate the Company's theatres with the same high standards. To maintain this consistency, the Company hires Mexican nationals with college degrees for management positions and trains them in theatres currently operating in Mexico and in Cinemark USA's Rio Grande Valley theatres, which employ many bilingual managers and employees. These managers learn Cinemark USA's operating philosophies and are given the responsibility to instill a customer service focus in their employees. The Company also uses Cinemark USA's training programs including "Cinemark Customer Service University" which is designed to empower each employee to fulfill customer needs and be problem solvers. Management of the Company's operations is coordinated through Cinemark USA's senior management personnel based in Dallas, Texas. Film bookings, purchasing concession items and equipment, landlords relations, construction oversight and accounting services are supervised from Cinemark USA's corporate offices in Dallas. Each of the departments has bilingual employees and experience in dealing with Hispanic markets. Additionally, Cinemark de Mexico operates an office in Mexico City which is currently used for development and real estate coordination.

     The Company has established its ticket admission structure to provide affordable entertainment to a broad base of the Mexican population. Currently, the ticket price charged in Mexican theatres ranges between US$1.25 (10 new pesos) to US$3.35 (27 new pesos), compared to an average ticket price of approximately $4.35 in the U.S. In addition, the Company will provide senior citizen discounts, family discounts and bargain days designed to increase volume for the theatres at non-peak times.

     The Company will continue to build multiplex theatres ranging from 8 to 15 screens per location as the Company locates suitable development opportunities). Multiplex theatres enable the Company to present a variety of films appealing to several segments of the movie-going public residing within the market area of a particular theatre complex, while serving patrons from common support facilities (such as box office, concession areas, restrooms and lobby). This strategy enhances attendance, utilization of theatre capacity and operating efficiencies (relating to theatre staffing, performance scheduling and space and equipment utilization). Staggered scheduling of movie starting times minimizes staffing requirements for auditorium entry and exit and box office and concession services while reducing congestion throughout the theatre. Multiplex theatres also provide increased flexibility in determining the length of time that a film will run and the size of auditorium in which it is shown.

Business Strategy

     Using Cinemark USA's management expertise and experience in operating border theatres, together with Cinemark USA's multiplex theatre format, the Company has been organized to bring to the Mexican public state- of-the-art multiplex theatres designed to create an exciting atmosphere for theatre patrons. These theatres will be built based on the Company's market research and Mexican census data, in middle and upper income neighborhoods, which the Company believes, based on industry standards, are under screened, and will be designed to provide reasonably priced family entertainment.

     Some of the factors the Company considers in determining whether to develop a theatre are the market's population and general standards of living. The Company generally builds theatres in Mexico's new regional malls and power centers (large outdoor malls with one or more anchor tenants) that are being developed in Mexico's suburban markets. These suburban malls and power centers are located near Mexico's middle and upper income neighborhoods. The ability of the Company to continue to identify desirable locations in such areas is dependent upon the continued development of the new malls and power centers, which has been significantly curtailed due to the current economic instability in Mexico.

     The theatres opened by the Company and those under construction are state-of-the-art multiplex theatres with between 8 and 15 screens and include Cinemark USA's distinctive design of bright colors, neon, plush high-backed rocking chairs with cupholder armrests, multiple large concession stands and an overall fun, family atmosphere. Many facilities will also include game rooms located in separate areas off of the lobby offering the latest video arcade equipment in an environment of lights, musical sound and high technology. High quality, modern sound systems and projection equipment will be incorporated with the theatres. These new theatres make the movie-going experience a fun, enjoyable experience that compares favorably to other forms of entertainment for the price. In May 1995, the Company opened its premiere theatre in Mexico at the National Center for the Arts in Mexico City. The Company funded the construction of the complex which includes twelve auditoriums, three concession stands and a coffee bar. In 1997, the Company plans to open its first all stadium entertainment complex in Mexico, a 15 screen theatre in Mexico City.

     The majority of theatre equipment and finish out materials used in the Company's theatres is imported from the United States. As a result of the Mexican peso devaluation, these costs have dramatically increased. The Company is currently reviewing alternative manufacturing sources in Mexico that could provide the Company with comparable equipment at more reasonable costs. However, it is unlikely that the Company will be able to locate a replacement supplier for most of its imports.

     The Company may also consider entering into joint venture agreements with third parties for the acquisition and development of theatres.

Film Licensing

     Licensing of films for exhibition in Mexico is coordinated through Cinemark USA's international film bookers based in Dallas. One of Cinemark USA's head film bookers is in charge of international bookings. This individual has over 20 years of experience in the industry and has longstanding relationships with all of the major distributors of American film product.

     As in the U.S., the Company licenses films from all of the major distributors and is not dependent on any one studio for motion picture product. Cinemark USA enjoys strong relationships with the major U.S. film distributors. U.S. film product is distributed in Mexico through the American distributors' offices or their agents' office in Mexico City. Paramount, Universal and MGM are distributed by the worldwide organization of United International Pictures. 20th Century Fox and Warner Brothers distribute their own film product through branch offices. Columbia and Tri-Star have a joint office and distribute their own and Walt Disney's film product. There are numerous companies that distribute independent film product, Mexican film product and international film product. Prior to signing a lease, the Company confirms with the Mexican and U.S. film distributors the ability to get new film product for the identified location.

     In the U.S., distributors typically establish geographic zones and offer each available film to all theatres in a zone. These film zones generally range in size from three to 30 miles, depending primarily upon population density. The film is generally licensed to only one theatre in each zone, either on an allocation or bidding process. Under an allocation process, the distributor will, within each film zone in which there are competing exhibitors, rotate which exhibitor is offered a film. Historically, in Mexico, the distributors chose a group to which they would release their films and entered into exclusive arrangements with the exhibitor, without regard to the location of the theatres. Before multiplexing was introduced in the United Kingdom, distributors generally had similar exclusive relationships. As multiplexing took hold in the United Kingdom, these exclusive relationships were terminated because of the enhanced revenue opportunities for the distributor. This same trend has developed in Mexico over the last three years, with distributors moving away from exclusive arrangements with exhibitors and allocating film based on locations and market potential.

     Optimally, a film will play so long as the weekly gross of box office receipts reaches a specified minimum. Due to a lack of screens in Mexico, there is usually a backlog of films and many times the release of new films will cause existing films that are still producing strong box office sales to be replaced to make room for a new film release. As a result, the Company believes that many films in Mexico do not reach their maximum potential for either the exhibitors or the distributors. Also, due to a lack of quality theatres and available playtime, the distributors are not always able to release their films simultaneously throughout Mexico. However, with the addition of the Company's new multiplexes as well as that of competitors, the gap between release dates of American movies in the U.S. and in Mexico has narrowed from two to six months down to a week to three months. The Company believes that this gap will close as the number of multiplex screens increases, permitting exhibitors to move still successful films to other auditoriums to make room for new releases. For these reasons, multiplexing should increase revenue opportunities for distributors.

     Prior to negotiating for a film license, Cinemark USA's international booking personnel, in consultation with Cinemark Mexico's President, evaluate the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and the film's performance in the U.S. market. Successful licensing depends greatly upon the knowledge of the tastes of residents in markets served by each theatre and insight into the trends in those tastes, as well as the availability of commercially popular motion pictures.

     In Mexico, the film rental system is based on the gross receipts formula with a percentage, in most cases, of 40% for the first week and 35% for the balance. The film rental for anticipated blockbuster films begins at 50% for the first two weeks, then declines to 35% for the remainder of the run.

Concessions

     Concession sales are the second largest source of revenue for the Company after box office sales. The concessions menu are geared to local tastes and include freshly popped popcorn, fountain soft drinks with ice, U.S. and Mexican candy and hot dogs. The Company's strategy emphasizes prominent and appealing concession counters designed for rapid service and efficiency. The larger multiplex theatres will have two or three refreshment stands to make it easier for larger numbers of patrons to access counters. The Company focuses on maximizing per capita concession sales through optimizing product mix, introducing new products, "cross selling" and "upselling." The food distribution network in Mexico is extremely fragmented, typically only providing for local distribution. As a result, the Company's theatres are required to hold inventory levels sufficient to supply the theatre for up to six weeks compared to one week for Cinemark USA's theatres in the U.S. The Company is established relationships with Mexican concession vendors for the sourcing of concession inventory.

Competition

     The theatre industry in Mexico is highly fragmented, with a large number of "mom and pop" operators. Since the Company's entry into the market, three significant competitors have arisen. The Ramirez theatre circuit, which currently operates over 400 screens, Cinemex, which has built eight new multiplexes in and around Mexico City, and United Artists, which has opened a limited number of screens in Mexico.

     The Company believes that the principal competitive factors with respect to film licensing include licensing terms, the seating capacity, location and prestige of an exhibitor's theatres, the quality of projection and sound equipment at the theatres and the exhibitor's ability and willingness to promote the films. The competition for patrons is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres, and ticket prices.

     It is anticipated that the Company's theatres will face competition from a number of motion picture delivery systems, such as network, syndicated and pay television, pay per view and home video cassette systems. The Company's theatres will also face competition from other forms of entertainment competing for the public's leisure time and disposable income.

Employees

     At March 27, 1997, the Company and Cinemark de Mexico, through its wholly owned subsidiaries Servicios Cinemark, S.A. de C.V. and Cinemark del Norte, S.A. de C.V., had approximately 525 employees, all of whom are full time employees. Cinemark Mexico's subsidiaries are party to collective bargaining agreements with two unions of which approximately 460 employees are members. The Company considers its relations with its employees to be satisfactory.

Regulation

     On December 17, 1992, Mexico, the U.S. and Canada signed and ultimately approved the North American Free Trade Agreement ("NAFTA"). NAFTA removes, over a transition period which began in 1994, most customs duties imposed on goods traded among the three countries; removes or limits many investment restrictions; liberalizes trade in services; provides a specialized means for settlement of, and remedies for, trade disputes arising under NAFTA; and results in new laws and regulations to further these goals.

     In December 1992, the Mexican congress passed the Federal Law of Cinematography. Mexico's Secretary of the Interior has issued new regulations under the Federal law relaxing the laws governing the operating of movie theatres. Most notably, previously established price controls on admission prices were lifted and replaced with a system that allows exhibitors to increase pricing. The Federal law currently requires that Mexican films comprise 30% of the number of film screenings at each theatre. The percentage gradually declines to 10% in 1997.

There is no required minimum percentage after December 31, 1997. However, this requirement has not been enforced due to the lack of Mexican film releases. Currently, approximately 90% of the films shown in Mexico are U.S. films with Spanish subtitles or dubbing, with approximately 10% of the films produced by Mexican film makers. Notwithstanding laws requiring the exhibition of a minimum amount of Mexican films, the percentage of U.S. films shown is expected to increase as the number of screens increases, due to the lack of Mexican film product. Each film that is made available to Mexico must be either subtitled or dubbed into Spanish. The majority of the American films are subtitled. The animated and family oriented films are dubbed.

Seasonality

     The major film distributors generally release during the summer and holiday seasons those films which they anticipate will be the most successful. Consequently, the Company expects to generate higher revenues during such periods.

Item 2:  Properties

     As of March 27, 1997, Cinemark de Mexico operates 11 theatres (114 screens), one theatre (15 screens) is under construction and an additional two theatres (20 screens) are under commitment with executed leases. Cinemark de Mexico generally enters into leases with terms of 15 to 20 years for its theatre sites. The leases generally provide for contingent rental based upon operating results (subject to minimum annual rent). Generally, these leases will include renewal options for various periods at stipulated rates. The Company attempts to obtain lease terms that provide for build-to-suit construction obligations of the landlord with Cinemark de Mexico being responsible for providing the theatre equipment. However, due to the inability of landlords to obtain financing in Mexico, many landlords have requested Cinemark de Mexico to contribute to the cost of construction and recapture such contribution (with interest) through rent abatement. Management has in the past and may in the future make, such contributions to construction in markets it deems appropriate.

Item 3:  Legal Proceedings

     From time to time, the Company may be involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes.
As of March 27, 1997, there are no such proceedings currently pending.

Item 4:  Submission of Matters to a Vote of Security Holders

     There have not been any matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                                      PART II

Item 5:  Market for Registrants' Common Equity and Related Stockholder Matters.

     There is no established public trading market for the Company's or Cinemark de Mexico's common stock. As of March 27, 1997, there were two holders of record of Cinemark Mexico's common stock and two holders of record of Cinemark de Mexico's common stock. Neither company has paid dividends on its common stock and does not expect to pay dividends on its respective common stock in the foreseeable future. The Indenture contains restrictions on the Company's ability to pay dividends on its common stock.


Item 6:  Selected Financial Information

     The following table sets forth selected financial information of the Company and its subsidiaries for the periods and at the dates indicated. This information should be read in conjunction with Management's Discussion and Analysis of financial Condition and Results of Operations and the Company's Consolidated Financial Statements included elsewhere in this report.


                                                              Year Ended December 31,
                                                               (In thousands, except theatres and screens)
                                                  1996              1995           1994            1993           1992
Statement of Operations Data:
     Revenue (1)                                     $22,376         $ 12,265        $  6,594          $  N/A        $  N/A
     Depreciation and amortization                     1,746              720             355             N/A           N/A
     Operating income (loss)                             610            (687)         (1,089)           (572)         (104)

     Interest expense(2)                               4,136            2,805           2,794           1,111           N/A
     Net loss                                        (2,799)          (2,955)         (2,821)           (908)         (104)

     Ratio of earnings to
      fixed charges (3)                                   --               --              --              --            --
Operating Data:
     Theatres owned at period end                         11                9               4
     Screens owned at period end                         114               92              42
     Total attendance                                  8,675            4,210           1,407
     Cash flow from (used for):
      Operations                                         409            1,268         (3,538)
      Investing activities                           (8,983)         (14,101)        (16,431)
      Financing activities                            18,083            4,127           6,830
Balance Sheet Date (at period
end):
     Cash and temporary investments                  $10,363         $  1,423        $ 10,927        $ 24,565        $  342
     Theatre properties and equip - net               26,439           18,401           8,111             758            34
     Total assets                                     43,133           25,192          28,205          26,566           609
     Total long-term liabilities                      36,963           23,272          20,467          18,352           N/A
     Shareholders equity (deficiency)                  2,396          (5,010)           3,761           5,988           471

--------------------------
(1)   The Company  began  operations in April of 1994.  Prior to that time,  the
      Company was in the  development  stage and did not generate any  revenues.
      Results of  operations  include  Cinemark  de Mexico  for the period  from inception,  September 10, 1992, to December 31, 1992, and Cinemark  Mexico
      (USA) and its  subsidiaries for calendar years 1993 through 1996. See Note
      1 to the Consolidated Financial Statements.
(2)   Interest expense includes amortization of deferred debt issue costs and discount.  See Consolidated
      Statements of Operations.
(3)   For the purpose of calculating the ratio of earnings to fixed charges, (i)
      earnings  consist of income  (loss)  before income taxes and fixed charges and (ii) fixed charges consist of interest expense,  capitalized interest, amortization  of debt issue  costs and debt  discount  and the  portion of rental  expense  which is  deemed  to be  representative  of the  interest factor.  The period ended  December 31, 1992 is not applicable as no fixed charges were incurred.  Earnings were  insufficient to cover fixed charges by $1.2 million for  calendar  year 1993,  $3.6 million for calendar  year
      1994,  $2.9 million for  calendar  year 1995 and $2.6 million for calendar year 1996.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

      The following is an analysis of the financial condition and results of operations of Cinemark Mexico (USA) and its subsidiary, Cinemark de Mexico, for calendar years 1994, 1995 and 1996. This analysis should be read in conjunction with the Consolidated Financial Statements and including the notes thereto appearing elsewhere in this report.

      The Company's and Cinemark de Mexico's revenues are generated primarily from box office receipts and concession sales. Additional revenues are generated by electronic video games installed in video arcades located off the lobbies in the theatres. Cinemark de Mexico opened its first theatre in April of 1994 and opened three additional theatres during the year. Prior to April of 1994, the companies had been in the development stage, since inception, and had not generated any revenues. All operations are conducted by the subsidiary, Cinemark de Mexico. As of March 27, 1997, Cinemark de Mexico operates eleven theatres (114 screens), one theatre (15 screens) is under construction and an additional two theatres (20 screens) are under commitment with executed leases.

Results of Operations

      Set forth below is a summary of operating revenues and expenses, certain income statement items expressed as percentages of revenue, average screen count and revenues per average screen count for the three most recent fiscal years ended December 31, 1996.

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                1996                  1995                   1994
                                                                ----                  ----                   ----
Operating data (in thousands):
Revenues
      Admissions                                           $  14,425              $  7,992               $  4,229
      Concessions                                              7,734                 4,156                  2,097
      Other                                                      217                   117                    268
                                                                 ---                   ---                    ---
        Total revenues                                      $ 22,376             $  12,265                $ 6,594
                                                            ========             =========                -------
Operating data as a percentage of total
revenues (1):
Revenues                                                        1996                  1995                   1994
                                                                ----                  ----                   ----
      Admissions                                                 64.4%                  65.1%                  64.1%
      Concessions                                                34.6                   33.9                   31.8
      Other                                                       1.0                    1.0                    4.1
                                                                  ---                    ---                    ---
         Total revenues                                         100.0                  100.0                  100.0
Cost of operations                                                80.6                  83.8                   86.7
General and administrative expenses                                8.9                  15.9                   24.4
Depreciation and amortization                                      7.8                   5.9                    5.3
Operating income (loss)                                            2.7                  (5.6)                 (16.5)
Interest expense                                                  18.5                  22.9                   42.4
Income before income taxes                                       (11.7)                (22.6)                 (54.1)
Net loss                                                         (12.5)                (24.1)                 (42.8)
                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                1996                  1995                   1994
                                                                ----                  ----                   ----
Average screen count                                             107                    57                     22
                                                                 ===                    ==                     ==
  (month end average)
Revenues per average screen count                          $ 209,126              $215,169               $299,735
                                                           =========              ========               ========

-------------------
(1) All costs are expressed as a percentage of total revenues, except film rentals, which are expressed as a percentage of admissions revenues, and concession supplies, which are expressed as a percentage of concessions revenues.

Comparison of Years Ended December 31, 1996 and December 31, 1995

Revenues. Revenues increased 82.4% in 1996 to $22.4 million from $12.3 million in 1995. The increase is primarily attributable to an increase in attendance as a result of the first full year of operation of 50 screens opened in 1995 and the addition of 22 screens in spring of 1996. On a dollar equivalent basis, the revenues were negatively impacted by the devaluation of the Mexican peso that began in late December 1994. Although the peso only declined 2.2% from the beginning to the end of the year in 1996 compared to the dollar, the average exchange rate deteriorated from N$6.44 pesos per $1 in 1995 to N$7.59 per $1 in 1996 ( a 15.2% decline). On a peso denominated basis, average per screen revenues increased 14.5% in 1996 over 1995, however, as a result of the devaluation, on a dollar denominated basis average per screen revenues decreased 2.8%.

Cost of Operations. Cost of operations, as a percentage of revenues, decreased to 80.6% in 1996 from 83.8% in 1995. The decrease resulted from a reduction as a percentage of revenues in facility leases (12.5% in 1996 from 15.1% in 1995) and utility and other costs (15.0 in 1996 from 16.3% in 1995). The decreases were partially offset by increases in film costs as a percentage of revenues (43.1% in 1996 from 42.5% in 1995) and concession costs (34.2% in 1996 from 32.3% in
1995).

General and Administrative Expenses. Cinemark de Mexico conducts its real estate and administrative operations from its Mexico City office. General and administrative expenses incurred during 1996 decreased as a percentage of revenues to 8.9% from 15.9% in 1995. In absolute terms, general and administrative expenses remained relatively flat in 1996 increasing 2.0% to 2.0 million in 1996 from $1.9 million in 1995. The increase in general and administrative expenses is attributable to an increase in the management fee, resulting from the increase in total revenues during 1996 paid to Cinemark USA (5% of revenues). The increase was offset by a decrease in costs incurred by the Mexico City office for travel expenses, legal fees and consulting fees.

Depreciation and Amortization. Depreciation and amortization expenses as a percentage of revenues increased 142.2% to $1.7 million in 1996 from $.7 million in 1995. The increase reflects the investment in new theatre property and equipment made during 1996 of $9.7 million, a 50% increase over 1995.

Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount, increased to $4.1 million in 1996 from $3.0 million (including the capitalization of $.2 million of interest to fee properties under construction) in 1995, a 39.2% increase. The increase in interest costs incurred for 1996 is the result of borrowings under the Company's senior secured credit facility and the issuance of additional notes in exchange for outstanding warrants and in payment of accrued interest (see "Liquidity and Capital Resources").

Income Taxes. The Company has provided income taxes under FASB 109. The Company will file a consolidated U.S. federal income tax return with Cinemark USA.
Income tax expense has been recorded primarily related to the income attributable to Cinemark Mexico (USA). The tax benefit of the loss generated by Cinemark de Mexico, which files a separate tax return in Mexico, has been fully reserved and will be realized in future periods as Cinemark de Mexico begins generating a profit form operations.

Inflation and Foreign Currency. The Company has invested approximately $40.5 million in Cinemark de Mexico to fund the initial development operations. Due to the devaluation of the Mexican currency, pesos, that began in December 1994, the Company has recognized an $11.1 million unrealized cumulative translation loss adjustment in equity at December 31, 1996. The cumulative unrealized translation loss increased $.6 million in 1996 as a result of the devaluation of the Mexican peso from N$7.68 per $1 at the end of 1995 to N$7.86 at the end of the year. The Company's debt and certain of its current theatre lease rent is denominated in U.S. dollars while revenues are in Mexican pesos. Additionally, almost all of the equipment and interior finish materials of the Company's new theatres have been imported from the U.S. As a result of the devaluation, certain costs of the Company (principally equipment, interest and lease expenses) have almost doubled in relation to the Company's revenues. The Company plans to raise prices over time in an attempt to compensate for the devaluation. Currently, however, management does not believe that it can raise prices sufficiently to offset the devaluation without dramatically reducing patronage and concession consumption. The devaluation has significantly impacted the Mexican economy and will affect the short term profitability of the theatres. Additionally, the lack of available capital in the Mexican market as a result of a significant rise in the interest rates has reduced the availability of developer financing on future projects resulting in a reduction in the rate of expansion initially anticipated by the Company. In 1997, generally accepted accounting principles will require that the dollar be used as the functional currency of the Company's foreign subsidiary for U.S. reporting purposes. Thus, devaluations in the peso during 1997 that affect the Company's investment will be charged to exchange loss rather than to the cumulative adjustment account. The exchange rate at March 27, 1997 had increased slightly to approximately N$8.0.


Comparison of Years Ended December 31, 1995 and December 31, 1994

Revenues. Revenues in 1995 increased to $12.3 million from $6.6 million in 1994, an 86.0% increase. The increase is primarily attributable to an increase in attendance of 199% resulting from the first full year of operation of 42 screens opened in 1994 and the addition of 50 screens in 1995. On a dollar equivalent basis, revenues were negatively impacted by the devaluation of the Mexican peso that began in late December 1994, with the average exchange rate deteriorating in 1995 to N$6.44 pesos per $1 from N$3.39 per $1 in 1994 ( a 90.0% decline). On a peso denominated basis, average per screen revenues increased 36.4% in 1995 over 1994, however, as a result of the devaluation, on a dollar denominated basis average per screen revenues decreased 28.2% to $215,169 in 1995 from $299,755 in 1994.

Cost of Operations. Cost of operations, as a percentage of revenues, decreased to 83.8% in 1995 from 86.7% in 1994. The decrease resulted from a reduction in concession costs as a percentage of concession revenues (to 32.3% in 1995 from 34.1% in 1994), and a decrease as a percentage of total revenues in payroll costs (to 11.4% in 1995 from 15.1% in 1994), advertising costs (to 2.4% in 1995 from 4.1% in 1994) and utility and other costs (to 16.3% in 1995 from 19.4% in
1994) all of which reflect increased efficiencies associated with the first full year of operations. The decreases were partially offset by increases in film costs as a percentage of admission revenues (to 42.5% in 1995 from 39.3% in 1994) and an increase in facility leases as a percentage of total revenue (15.1% in 1995 from 12.1% in 1994) resulting from certain of the Company's leases obligations being denominated in U.S. dollars.

General and Administrative Expense. General and administrative expenses increased in 1995 to $1.9 million from $1.6 million in 1994. These costs were primarily related to the identification of theatre sites and negotiation of leases including salaries and wages (including payroll taxes and benefits), legal fees, and a management fee equal to 5% of revenues for services performed by Cinemark USA, Inc.

Depreciation and Amortization. Depreciation and amortization expenses as a percentage of revenues remained relatively constant at 5.3%. Depreciation and amortization increased 102.8% to $.7 million in 1995 from $.35 million in 1994. The increase is a result of the addition of $12.0 million in theatre property and equipment during 1995. The 126.9% increase in assets is not fully reflected in depreciation expense as a result of many of the additions occurring at the end of 1995.

Interest Expense. Interest costs incurred, including amortization of debt issue cost and debt discount, increased 4.8% during 1995 to $3.0 million (including the capitalization of $.2 million of interest to fee properties under construction, versus $2.8 million of interest costs in 1994. The increase in interest costs incurred for 1995 is the result of the issuance of an additional $2.0 million of 12% Senior Subordinated Notes on May 6, 1994.

Income Taxes. The Company has provided income taxes under FASB 109. The Company will file a consolidated U.S. federal income tax return with Cinemark USA. An income tax expense has been recorded primarily related to the income taxes withheld on interest paid by Cinemark de Mexico to the Company. The tax benefit of the loss generated by Cinemark de Mexico has been fully reserved and will be realized in future periods as Cinemark de Mexico begins generating a profit from operations.

Inflation and Foreign Currency. The Mexican currency has experienced a significant devaluation since December 1994. As a result of the devaluation, certain costs of the Company's unrestricted Mexican subsidiary, Cinemark Mexico, have almost doubled in relation to Cinemark Mexico's revenues. Cinemark Mexico's debt and certain of Cinemark Mexico's theatre lease rents are denominated in U.S. dollars while the revenues are in Mexican pesos. Additionally, almost all of the equipment and interior finish material of Cinemark Mexico's theatres have been imported from the U.S. As a result of the devaluation, Cinemark Mexico has recognized a $10.5 million unrealized translation loss adjustment in equity. The devaluation has significantly and adversely affected the Mexican economy and will affect the short term profitability of the theatres. Additionally, there is a lack of available capital in the Mexican financial market as a result of the significant rise in interest rates resulting in the reduced availability of developer financing for future projects. Such events have caused delays in Cinemark Mexico's current projects and a reduction in the rate of expansion initially anticipated by Cinemark Mexico.

The cumulative unrealized translation loss increased $6.1 million in 1995 as a result of the continued devaluation of the Mexican peso from N$5.0 per $1 at the end of 1994 to N$7.68 at the end of the year. As of March 22, 1996, the Peso remained relatively unchanged from year end at an exchange rate of N$7.6 per $1.

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

         On August 3, 1993, the Company issued $20.4 million of 12% Senior Subordinated Notes due 2003 (the "Old Notes") with detachable warrants (the
"Warrants"). The Old Notes were bearing interest at 12% per annum payable semi-annually on August 1 and February 1 of each year commencing February 1, 1994. The Company was required to make a sinking fund payment of $6.7 million on each of August 1, 2001 and August 1, 2002, which amounts were to be utilized on such respective dates to retire a like face amount of the outstanding Old Notes.

     On May 6, 1994, the Company issued, at a discount of $55.00 per $1,000 note, an additional $2.0 million of 12% Senior Subordinated Notes due 2003 with the terms governed by the Indenture from the initial offering of Senior Subordinated Notes.

     On September 30, 1996, the Company exchanged new notes (New Notes) in exchange for the Cinemark Mexico Old Notes (which included the $2 million issued in May of 1994). The New Notes are Senior Subordinated Notes due 2003 with an annual stated interest rate of 12% payable semiannually on February 1 and August
1. The Company has the ability to issue additional notes, subject to the same terms as the New Notes, in payment of interest due on any of the semiannual interest payment dates through February 1, 2000. If the Company elects to exercise this option, the interest rate for the applicable semiannual period for which the additional bonds are issued is accruable at 13% rather than 12%. The election is at the discretion of the Company and applies to all outstanding bonds for the relevant semiannual interest period. The Indenture governing the New Notes is the same as the old Indenture with certain modifications. The Indenture requires Cinemark Mexico to maintain a Cash Flow Coverage Ratio (as defined in the new Indenture) of 2.0 to 1.0 beginning after December 31, 1999. Sinking fund payments as previously described are required under the new Indenture. The Company exercised its option to issue additional notes for the interest payment due on the New Notes on February 1, 1997.

            As part of the exchange agreement the note holders agreed to receive additional notes in payment of the accrued interest due on the Old Notes for the period February 1 1996 through the date of the exchange. The interest for this period was paid at the rate of 13% per annum ($2.0 million of New Notes were issued). Additionally, the Company repurchased the majority of its outstanding warrants (94.1%) for the issuance of $1.3 million of additional New Notes. Also, Cinemark International contributed an additional $10 million of equity to Cinemark Mexico pursuant to the exchange. On January 9, 1997, New Wave
Investment also acquired an additional 64,032 shares of common stock of the Company for $.3 million.

         The exchange created a net benefit of $.8 million, including tax benefits, from the retirement of the warrants, which was reduced by the charge off of the unamortized debt discount associated with the Old Notes. This net benefit was credited to additional paid in capital.

       The indenture for the Old and New Notes allows for the incurrence of $10.0 million of senior debt. On December 4, 1995, the Company entered into the Mexico Senior Credit Facility allowing for the borrowing of $10 million of senior secured debt from Cinemark international to fund Cinemark de Mexico's capital needs for theatre construction. The Mexico Senior Credit Facility permits the Company to relend to Cinemark de Mexico any funds borrowed to finance construction of uncompleted locations, the acquisition and installation of furniture, fixtures and equipment of such locations and for general corporate purposes and working capital. At of December 31, 1996, the Company had borrowed fully drawn the $10.0 million available under the Mexico Senior Credit Facility.

     At March 27, 1997, Cinemark de Mexico was operating eleven theatres (114 screens), had one theatre (15 screens) under construction and two theatres (20 screens) under commitment with executed leases. The construction of these theatres will require additional capital expenditures by the Company of approximately $16.0 million, which will be funded with cash currently available. Funding beyond these sources required to construct these and additional theatres is subject to Cinemark de Mexico achieving sufficient levels of cash flow from operations or raising additional equity.


Item 8:  Financial Statements

         The financial statements are listed on the Index at F-1. Such financial statements and supplementary data are included herein beginning on page F-3.


Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                                     PART III

Item 10: Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company are:

         Name                     Age                                         Position


Lee Roy Mitchell                    60       Vice Chairman of the Board; Chief Executive Officer; Director
Tandy Mitchell                      46       Chairman of the Board; Secretary; Director
Alan W. Stock                       36       President; Chief Operating Officer; Director
Jeffrey J. Stedman                  34       Vice President; Treasurer; Chief Financial Officer; Assistant Secretary
Margaret E. Richards                38       Vice President-Real Estate; Assistant Secretary
Guillermo (William) Jenkins         65       Director
Heriberto Guerra, Jr.               47       Director

     The directors of the Company are elected each year by the shareholders to serve for a one-year term and until their successors are elected and qualified. Cinemark International and New Wave have agreed to vote all shares of common stock of the Company owned by them for the election of Mr. Jenkins to the Board of Directors of the Company. See "Certain Relationships and Related Transactions-Shareholders Agreement." The executive officers of the Company are elected by the Board of Directors to serve at the discretion of the Board.

     Directors of the Company receive no compensation from the Company for serving as directors. However, directors are reimbursed for expenses actually incurred for each Board meeting which they attend. The Company's executive officers are employees of Cinemark USA and receive no compensation from the Company for their services as officers, although they may receive options under the Company's Stock Option Plan.

     The directors and executive officers of the Company have held their current positions with the Company since its inception in July 1993 with the exception of Mr. Jenkins. Mr. Jenkins has been a director of the Company since August 1993. The following is a brief description of the business experience of the directors and executive officers of the Company for at least the past five years, other than Mr. Higgins.

     Lee Roy Mitchell has served as Chairman of the Board of Cinemark USA since March 1996, as Director and Chief Executive Officer of Cinemark USA since its inception in 1987 and Vice Chairman of the Board of Directors of Cinemark USA from March 1993 to March 1996. Mr. Mitchell was President of Cinemark USA from its inception in

1987 until March 1993. From 1985 to 1987, Mr. Mitchell served as President and Chief Executive Officer of a predecessor of Cinemark USA. Mr. Mitchell has served on the Board of Directors of the National Association of Theatre Owners since 1991. Mr. Mitchell has been engaged in the motion picture exhibition business for more than 35 years.

     Tandy Mitchell has served as Vice Chairman of the Board of Cinemark USA since March 1996, as Director of Cinemark USA since April 1992, as Executive Vice President of Cinemark USA since October 1989 and as Secretary of Cinemark USA since its inception in 1987. Mrs. Mitchell was General Manager of the theatre division of a predecessor of Cinemark USA from 1985 to 1987. From 1978 to 1985, Mrs. Mitchell was employed by Southwest Cinemas Corporation, most recently as director of operations. Mrs. Mitchell is the wife of Lee Roy Mitchell.

     Alan W. Stock has served as President of Cinemark USA since March 1993, a Director of Cinemark USA since April 1992 and as Chief Operating Officer of Cinemark USA since March 1992. Mr. Stock was Vice President of Cinemark USA from October 1989 to March 1993 and was General Manager of Cinemark USA from its inception in 1987 to March 1992. Mr. Stock was employed by the theatre division of a predecessor of Cinemark USA from January 1986 to December 1987 as Director of Operations. From 1981 to 1985, he was employed by Consolidated Theatres, most recently as District Manager.

     Jeffrey J. Stedman was elected Director of Cinemark USA in March 1996 and has served as Vice President, Treasurer and Chief Financial Officer of Cinemark USA since April 1993. From December 1989 to April 1993, Mr. Stedman was Director of Finance of Cinemark USA. Prior to joining Cinemark USA in December 1989, Mr. Stedman was a Manager in the tax department of Deloitte & Touche, where he was employed from December 1984 to December 1989. Mr. Stedman is a certified public accountant.

     Margaret E. Richards has served as a Vice President and Assistant Secretary of Cinemark USA since October 1989 and as Vice President-Real Estate of Cinemark USA since March 1994. Ms. Richards has been Director of Leasing of Cinemark USA since its inception in 1987 and was employed by the theatre division of a predecessor of Cinemark USA in its real estate section from August 1986 to December 1987.

     Guillermo (William) A. Jenkins is Chairman of the Board of Confraco S.A. de C.V., a construction company in Mexico. He serves on the Board of Directors of the Mary Street Jenkins Foundation, founded by his father, who was in the past a major exhibitor in the movie industry in Mexico. He also was a founder and Chief Executive Officer of a leading insurance company in the Mexican market.

     Heriberto Guerra, Jr. has served as Director of Cinemark since December 1993 and as Director of the Company since February 1996. Mr. Guerra has been Managing Director-Corporate Development for Southwestern Bell Telephone since 1995. From September 1985 to January 1987, he was Area Manager-Marketing Operations for Southwestern Bell, and from 1987 to 1995, he was Executive Director-Government Relations for Southwestern Bell. Prior to that, he served in an owner or manager capacity for various hotel, restaurant and movie theatre businesses in Texas. Mr. Guerra is also a director of Inc. and Play by Play Toys and Novelties.

Directors and Executive Officers of Cinemark de Mexico

     The directors and executive officers of Cinemark de Mexico are as follows:




     Name                          Age                     Position
Ken Higgins                        46          Chairman of the Board; President
Lee Roy Mitchell                   59          Vice Chairman of the Board
Tandy Mitchell                     46          Director
Alan W. Stock                      36          Director
Jeffrey J. Stedman                 34          Director

     The directors of Cinemark de Mexico are elected each year by the shareholders to serve for a one-year term and until their successors are elected and qualified. The president of Cinemark de Mexico is elected by the Board of Directors to serve at the discretion of the Board. Directors of Cinemark de Mexico receive no compensation from Cinemark de Mexico for serving as directors. However, directors are reimbursed for expenses actually incurred for each Board meeting which they attend. Cinemark de Mexico's executive officers are employees of Cinemark USA and receive no compensation from Cinemark de Mexico for their services as officers.

     The directors and executive officers of Cinemark de Mexico have held their current positions with the Company since its inception in September 1992 with the exception of Mr. Higgins and Mr. Stedman. See "Directors and Executive Officers of the Registrant" for a description of the business experience of the executive officers and directors of Cinemark de Mexico for the past five years. Mr. Stedman has been a Director of Cinemark de Mexico since November 1993.

     Ken D. Higgins has served as President of the Company since April 4, 1994. From 1987 to April 4, 1994, Mr. Higgins was the head film buyer for Cinemark USA. Prior to joining Cinemark USA, Mr. Higgins was employed by Santikos Theatres, a San Antonio based theatre circuit, where he began as a theatre manager and rose to Vice President of Film/Advertising/Marketing.


Item 11: Executive Compensation

     Executive officers of the Company and Cinemark de Mexico are employees of Cinemark USA with the exception of Mr. Jenkins and receive no compensation from the Company or Cinemark de Mexico for their services as officers.

     The Company has established a Nonqualified Stock Option Plan (the "Plan") under which the Chief Executive Officer of the Company, in his sole discretion, may grant employees of the Company options to purchase up to an aggregate of 100,000 shares of the Company's Common Stock. The Chief Executive Officer of the Company has the ability to set the exercise price and term of the options. All options vest at the rate of one-fifth per year, commencing on the second anniversary of the date of grant and subject to acceleration by the Chief Executive Officer of the Company. In the event of a public offering of the Company's stock, a sale of all or substantially all of the Company's assets, certain mergers, consolidations, liquidation, or other reorganizations involving the Company's capital structure or certain changes of control, each option will become exercisable in full prior to such public offering, sale of assets, or reorganization or upon the occurrence of the change of control, as applicable. An employee's options are forfeited if the employee is terminated for cause. Upon termination of an employee's employment with the Company, the Company has the option to repurchase any shares of capital stock of the Company that were acquired by the employee pursuant to the Plan at a specified formula price based on theatre cash flow. If an employee has any exercisable options at the time of termination of the employee's employment with the Company, the Company has the option to repurchase such exercisable options in the same manner as shares of capital stock of the Company acquired pursuant to the Plan at the same formula price less the exercise price of the options. As of March 27, 1997, there are outstanding options to purchase 11,676 shares of the Company's common stock. In 1996, 7,500 options were granted to executive officers of the Company.

Item 12: Security Ownership of Certain Beneficial Owners and Management

     The following table and the accompanying footnotes set forth, as of March 27, 1997, the beneficial ownership of the Company's common stock by (i) each person who is known to the Company to own beneficially more than 5% of the Company's outstanding common stock, (ii) each director of the Company and Cinemark de Mexico and (iii) all officers and directors of the Company as a group:


                                                                           Number
                                                                              of                    Percent
Names and Addresses (1)                                                     Shares                  of Shares
Cinemark International, Inc.(2)                                            3,926,118                  95.6%
7502 Greenville Avenue, Suite 800
Dallas, Texas 75231
New Wave Corporation, A.V.V.                                                 182,346                   4.4%
c/o Mees Pierson Trust (Aruba) N.V.
P.O. Box 3889
Curacao, Netherlands Antilles
Lee Roy Mitchell(3)                                                        3,926,118                  95.6%
Tandy Mitchell(4)                                                                 --                  --
Alan W. Stock                                                                     --                  --
Jeffrey J. Stedman                                                                --                  --
Guillermo (William) Jenkins(5)                                               182,346                   4.4%
Heriberto Guerra                                                                  --                  --
Margaret E. Richards                                                              --                  --
Directors and Officers as a Group (7 persons)                              4,108,464                 100.0%




(1)  Unless otherwise  indicated,  the Company believes the beneficial owner has both sole voting and investment powers over such shares.
(2)  Cinemark International is a wholly owned subsidiary of Cinemark USA.  See the table on page 19 of this report for a listing of the beneficial ownership of Cinemark USA's common stock.
(3)  The Company is a subsidiary of Cinemark International.  Cinemark International is a wholly owned subsidiary of
     Cinemark USA.  Mr. Mitchell, a director of Cinemark USA, Cinemark International and the Company, is the
     majority shareholder of Cinemark USA.  As a result, Mr. Mitchell may be deemed to beneficially own the
     3,926,118 of the common stock owned by Cinemark International.  Mr. Mitchell disclaims beneficial ownership of the common stock of the Company owned by Cinemark International.
(4)  Excludes any shares owned by Mr. Mitchell that Mrs. Mitchell may be deemed to own as a result of community property laws.
(5)  Mr. Jenkins may be deemed to beneficially own shares of common stock of the Company owned by New Wave
     Corporation, A.V.V.  Mr. Jenkins disclaims beneficial ownership of the common stock of the Company owned by
     New Wave.

     The following table and the accompanying footnotes set forth, as of March 27, 1997, the beneficial ownership of Cinemark de Mexico's common stock by (i) each person who is known to Cinemark de Mexico to own beneficially more than 5% of Cinemark de Mexico's outstanding common stock, (ii) each director of the Company and Cinemark de Mexico and (iii) all officers and directors of the Company and Cinemark de Mexico as a group:

                                                                      Number
                                                                         of                   Percent
                                                                  Series B Shares           of Shares
Name and Addresses(1)                                     Class I              Class II
---------------------                                     -------              --------
Cinemark Mexico (USA), Inc.(2)                             49,999         21,678,663               99.9%
7502 Greenville Avenue, Suite 800
Dallas, Texas 75231
Lee Roy Mitchell(3)                                        50,000         21,678,663              100.0%
Tandy Mitchell(4)                                                     --                           --
Ken Higgins                                                           --                           --
Alan W. Stock                                                         --                           --
Jeffrey J. Stedman                                                    --                           --
Directors and Officers as                                  50,000         21,678,663              100.0%
a Group (8 persons)




(1) Unless otherwise indicated, the Company believes the beneficial owner has both sole voting and investment powers over such shares.
(2) Cinemark Mexico (USA) is an indirect subsidiary of Cinemark USA. See the tables on pages 18 and 20 of this report for a listing of the beneficial ownership of Cinemark Mexico (USA)'s and Cinemark USA's common stock, respectively.
(3) Cinemark de Mexico is a subsidiary of Cinemark Mexico (USA). Cinemark Mexico (USA) is a subsidiary of Cinemark International. Cinemark International is a wholly owned subsidiary of Cinemark USA. Mr. Mitchell, a director of Cinemark USA, Cinemark International, Cinemark Mexico (USA) and Cinemark de Mexico, is the majority shareholder of Cinemark USA. As a result, Mr. Mitchell may be deemed to beneficially own the 49,999 shares of Class I Series B common stock and the 21,678,663 shares of Class II Series B common stock owned by Cinemark Mexico (USA), Inc. Mr. Mitchell disclaims beneficial ownership of the common stock of Cinemark de Mexico owned by Cinemark Mexico (USA).
(4) Excludes any shares of Cinemark de Mexico owned by Mr. Mitchell that Mrs. Mitchell may be deemed to own as a result of community property laws.

     The following table and the accompanying footnotes set forth, as of March 27, 1997, the beneficial ownership of Cinemark USA's Common Stock by (i) each person who is known to the Company to own beneficially more than 5% of either class of its outstanding Common Stock, (ii) each director and named executive officer, and (iii) all officers and directors as a group:



                                                                                                                Combined
                                                                      Number of                                  Percent
Names and Addresses(1)          Title of Class                        Shares (2)     Percent of Class         of Classes
----------------------          --------------                        ----------     ----------------         ----------

Lee Roy Mitchell(3)             Class A Common Stock                      1,500                   100.0%
7502 Greenville Ave.                                                                                                  42.6%
Suite 800                       Class B Common Stock                     77,687                    42.1%
Dallas, TX 75231
Cypress Merchant                Class A Common Stock                         --                    --
Banking Partners, L.P.                                                                                                42.2%
65 East 55th St.                Class B Common Stock                     78,469                    42.5%
New York, NY 10022
Cypress Pictures Ltd.           Class A Common Stock                         --
c/o W.S. Walker Co.                                                                                 2.2%              *2.2%
Second Floor                    Class B Common Stock                      4,079                  ____
Caledonian House
Mary St., P.O. Box 265
George Town, Grand
Cayman
Cayman Islands
The Mitchell Special            Class A Common Stock                         --                    --
Trust                                                                                                                  7.9%
7502 Greenville Ave.            Class B Common Stock                     14,667                     8%
Suite 800
Dallas, TX 75231
Tandy Mitchell(4)               Class A Common Stock                         --                    --
                                                                                                                      --
                                Class B Common Stock                         --                    --
Alan W. Stock(5)                Class A Common Stock                         --                    --
                                                                                                                       *
                                Class B Common Stock                      2,137                     *
Jeffrey J. Stedman(6)           Class A Common Stock                         --                    --
                                                                                                                       *
                                Class B Common Stock                        380                     *
Gary R. Gibbs(7)                Class A Common Stock                         --                    --
                                                                                                                       *
                                Class B Common Stock                        600                     *







Margaret E. Richards(8)         Class A Common Stock                         --                    --
                                                                                                                       *
                                Class B Common Stock                        534                     *


W. Bryce Anderson               Class A Common Stock                         --                    --
                                                                                                                      --
                                Class B Common Stock                         --                    --
Sheldon I. Stein                Class A Common Stock                         --                    --
                                                                                                                      --
                                Class B Common Stock                         --                    --
Heriberto Guerra, Jr.           Class A Common Stock                         --                    --
                                                                                                                      --
                                Class B Common Stock                         --                    --
James A. Stern                  Class A Common Stock                         --                    --
                                                                                                                      --
                                Class B Common Stock                         --                    --
James L. Singleton              Class A Common Stock                         --                    --
                                                                                                                      --
                                Class B Common Stock                         --                    --
Directors and Officers as       Class A Common Stock                      1,500                   100.0%
a Group (13 persons) (9)                                                                                              43.9%
                                Class B Common Stock                     81,778                    43.3%

--------------------
  *  Less than 1%.
(1) Unless otherwise indicated, the Company believes the beneficial owner has both sole voting and investment powers over such shares.
(2) As of March 27, 1997, 1,500 shares of Class A Common Stock and 184,589 shares of Class B Common Stock were issued and outstanding. Includes 6,645 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.
(3) Does not include 15,937 shares of Class B Common Stock held in trust for the benefit of certain of Mr. Mitchell's grandchildren, as to which Mr. Mitchell disclaims beneficial ownership. Mr. Mitchell is the co-trustee of such trusts.
(4) Excludes any shares owned by Mr. Mitchell that Mrs. Mitchell may be deemed to own as a result of community property laws.
(5) Includes 1,817 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.
(6) Includes 305 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.
(7) Includes 510 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.
(8) Includes 453 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.
(9) Includes 3,525 shares of Class B Common Stock issuable upon the exercise of options that may be exercised within 60 days of the date of this Report.

Item 13: Certain Relationships and Related Transactions

Warrant Registration Rights Agreement

     Pursuant to the Registration Rights Agreement, the Company granted Cinemark International and New Wave certain demand and incidental registration rights with respect to the shares of common stock of the Company owned by them. Pursuant to the Warrant Registration Rights Agreement, the Company granted the purchasers of the Warrants certain demand registration rights with respect to the Warrants and incidental registration rights with respect to the shares of common stock issuable upon exercise of the Warrants. In addition, the Company agreed to use its reasonable best efforts to cause a registration statement for the public distribution of the shares of common stock issuable upon exercise of the Warrants and the shares of common stock owned by Cinemark International and New Wave to become effective (i) upon certain events of default under the Indenture, (ii) a payment default under Senior Debt, or (iii) if the Company is prohibited by law or agreement from repurchasing the warrants as required by the Warrant Certificate. The Company may suspend its efforts to have the registration statement declared effective if any Event of Default under the Indenture or default in the payment of Senior Debt (as defined in the Indenture) is cured.

     Pursuant to the Warrant Registration Rights Agreement, the Company also agreed, jointly and severally, to indemnify Cinemark International, New Wave, each holder of Warrants, each holder of shares of common stock issuable upon exercise of the Warrants, each Person who participates as an underwriter and any person who controls any of the foregoing against certain losses, claims, damages, judgments and expenses arising under the federal securities laws. In addition, Cinemark International, New Wave, each holder of Warrants, and each holder of shares of common stock issuable upon exercise of the Warrants agreed, severally, but not jointly, to indemnify the Company, each underwriter and the other selling holders of warrants and shares of common stock against certain losses, claims, damages, judgments and expenses arising under the securities laws with respect to written information furnished to the Company by such person.

Shareholders Agreement

     The Company, Cinemark International and New Wave are parties to a Shareholders Agreement dated July 30, 1993 (the "Shareholders Agreement").
Pursuant to the terms of the Shareholders Agreement, New Wave granted the Company, Cinemark International and their affiliates (the "Cinemark Group") (i) an option to purchase at their appraised value all of the common stock of the Company owned by New Wave in the event of an involuntary transfer of such shares by New Wave; (ii) a right of first refusal to purchase some or all of the shares of common stock of the Company owned by New Wave which New Wave desires voluntarily to transfer to any person other than Roberto Jenkins ("Jenkins") and members of his family group; and (iii) an option to purchase at the appraised value all of the shares of common stock of the Company owned by New Wave in the event that Jenkins and his family group own, directly or indirectly, less than 75% of the equity of New Wave or otherwise no longer control New Wave. Jenkins' "family group" means Jenkins' parents, brothers and sisters, father-in-law and mother-in-law, spouse and descendants (whether natural or adopted) and any trust solely for the benefit of Jenkins and/or Jenkins' spouse and/or descendants. In addition, New Wave agreed to raise no objection to the sale of the Company to an independent third party, if such sale is approved by the Board of Directors and a majority of the Company's shareholders. In addition, if such sale of the Company is structured as a sale of stock, New Wave agreed to sell all of its shares of common stock on the terms and conditions approved by the Board of Directors and a majority of the Company's shareholders.

     Prior to the consummation of the first public offering of shares of common stock of the Company: (i) Cinemark International and New Wave will vote all shares of common stock owned by them for the election of William Jenkins to the Board of Directors of the Company; (ii) the Company will not, and will not permit any subsidiary of the Company to, directly or indirectly, enter into any transaction not in the ordinary course of its business (excluding transactions between the Company and its subsidiaries or between subsidiaries of the Company) with any affiliate, unless a majority of the Board of Directors of the Company determines in its good faith judgment that the transaction is on terms no less favorable to the Company or such subsidiary than those that could be obtained in a comparable arm's length transaction with an entity that is not an affiliate and (iii) the parties to the Shareholders Agreement will not take any action to amend the Company's Articles of Incorporation to eliminate or restrict the preemptive rights of the Company's shareholders; except that the shareholders of the Company will not have any preemptive rights with respect to any shares of common stock to be issued pursuant to the Warrants. Cinemark International and New Wave agreed that, in connection with the first public offering of shares of common stock of the Company, they would upon the request of the Company take all such actions as may be required to amend the Articles of Incorporation of the Company to deny shareholders the preemptive right to acquire additional or treasury shares of the Company.

     The Shareholders Agreement will terminate upon the first to occur of the following: (i) the merger or consolidation of the Company with or into any other corporation, or the merger into the Company of any other corporation, where the holders of the Company's voting securities (on a fully-diluted basis) immediately prior to the merger or consolidation own less than a majority of the ordinary voting power to elect directors of the new surviving company (on a fully-diluted basis) immediately subsequent to such merger or consolidation; and
(ii) a sale of all, or substantially all, of the Company's assets or capital stock in any transaction or series of related transactions.

Series D Registration Rights Agreement

     Pursuant to the Series D Registration Rights Agreement, the Company granted to holders of the Company's 12% Series D Senior Subordinated PIK Notes ("Series D Notes") certain demand and incidental registration rights with respect to the Series D Notes owned by them. In addition, the Company agreed to use its reasonable best efforts to cause a registration statement for a public distribution of Series D Notes to become effective (i) upon certain defaults under the Indenture or (ii) a payment default under Senior Debt. The Company may suspend its efforts to have the registration statement declared effective if any Event of Default under the Indenture or default in the payment of Senior Debt is cured.

     Pursuant to the Series D Registration Rights Agreement, the Company also agreed, jointly and severally, to indemnify each holder of Series D Notes, each person who participates as an underwriter and any person who controls any of the foregoing against certain losses, claims damages, judgment and expenses arising under the federal securities laws. In addition, each holder of Series D Notes agreed, severally, but not jointly, to indemnify the Company, each underwriter and the other selling holders of warrants and shares of common stock against certain losses, claims, damages, judgments and expenses arising under the securities laws with respect to written information furnished to the Company by such person.

Agreements with Cinemark USA

     Cinemark Management Agreements

     The Company and Cinemark de Mexico have each entered into (and each future subsidiary of the Company, immediately upon its formation or acquisition, will enter into) a Cinemark Management Agreement pursuant to the terms of which Cinemark USA will operate all theatres of the managed corporation as Cinemark theatres for a period of 10 years in consideration for an annual management fee equal to the sum of (i) 5.0% of the revenues of the managed corporation up to $50.0 million in revenues and (ii) 3.0% of the revenues of the managed corporation over $50.0 million in revenues. The Company's theatres will be operated as Cinemark USA theatres and will be staffed primarily with Mexican nationals who will report to the Cinemark USA regional and home office personnel. Cinemark USA will provide all "corporate" operating functions, including film booking and accounting, in the same manner as such functions are performed by Cinemark USA personnel for Cinemark USA owned or leased theatres. The managed corporation will pay all development, operating and maintenance expenses of its theatres. Management of Cinemark USA will make all major decisions regarding the operations of the managed corporation's theatres, including whether to develop a new theatre or to acquire an existing theatre or theatre circuit through Cinemark USA or the Company or one of its Subsidiaries after evaluating the specific site, whether Cinemark USA, the Company or one of its Subsidiaries currently has a theatre in the particular film market, the sources of funding available and other relevant factors. However, the Cinemark Management Agreements will provide that Cinemark USA and the managed corporation may not own, lease or manage any theatre that is (i) within 20 miles of any theatre owned, leased or managed by the other if neither of such theatres is located in a city having a population of greater than 50,000 at the time of the proposed transaction or (ii) within 10 miles of any theatre owned, leased or managed by the other if either of such theatres is located in a city having a population greater than 50,000 at the time of the proposed transaction, unless in either case a majority of the Board of Directors of Cinemark USA including a majority of the independent directors of Cinemark USA, determines that such action is in the best interests of Cinemark USA. A theatre is deemed to be located in each city whose boundaries fall within a radius of 10 miles from the theatre. The Company believes that the Cinemark Management Agreements are on terms as favorable as would be available from unaffiliated third parties. See "Cinemark USA Indenture." The Company paid $777,713 in management fees to Cinemark USA in 1996.

     Tax Sharing Agreements

     The Company and Cinemark USA will file a consolidated federal income tax return and have entered into a tax sharing agreement providing for their sharing of the federal income tax burdens of the consolidated group. In general, the Company will pay to Cinemark USA the amount of federal income tax it would owe as if it were filing a separate return and will receive payments from Cinemark USA to the extent tax attributes (such as net operating losses and foreign tax credits) are used to offset the consolidated income or the tax liability of Cinemark USA. The tax sharing agreement will similarly apply with respect to any combined tax returns for state or local taxes. In addition, the Cinemark USA Indenture requires Cinemark USA to cause each future subsidiary of the Company, immediately upon its formation or acquisition, to enter into an appropriate tax sharing arrangement with Cinemark USA. See "Cinemark USA Indenture."

Indemnification of Directors

     The Company has adopted provisions in its Articles of Incorporation and Bylaws which provide for indemnification of its officers and directors to the maximum extent permitted under the Texas Business Corporation Act.

Cinemark USA Indenture

     The  Cinemark  USA  Indenture  requires  Cinemark  USA  to  cause  Cinemark
International and its subsidiaries on a consolidated basis to be engaged principally in the acquisition, construction and operation of indoor motion picture theatres and other activities incidental thereto.


                                                      PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on form 8-K

(a)  Documents filed as part of this Report

     1. The financial statements listed in the accompanying Index beginning on page F-1 are filed as a part of this report.

     2. The financial statement schedules and related data listed in the accompanying Index beginning on page S-1 are filed as a part of this report.

     3. The exhibits listed in the accompanying Index beginning on page E-1 are filed as a part of this report.

(b)  Reports on Form 8-K

     The following reports on Form 8-K have been filed during the last quarter of the period covered by this report:
None

(c)  Exhibits

     See the accompanying Index beginning on page E-1.

(d)  Financial Statement Schedules

     See the accompanying Index beginning on page S-1.

                                                    SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, each of the registrants has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  March 27, 1997              CINEMARK MEXICO (USA), INC.


                                            By:  /s/ Alan W. Stock
                            Alan W. Stock, President


                                            CINEMARK de MEXICO, S.A. de C.V.


                                            By:  /s/ Ken Higgins
                             Ken Higgins, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

                                            CINEMARK MEXICO (USA), INC.


    Name                                         Title                                                    Date

   /s/ Lee Roy Mitchell               Vice Chairman of the Board of Directors; Chief            March  27, 1997
--------------------------------------    -
Lee Roy Mitchell                      Executive Officer; Director

   /s/ Alan W. Stock                  Director                                                  March  27, 1997
--------------------------------------        --
Alan W. Stock

   /s/ Tandy Mitchell                 Director                                                  March  27, 1997
--------------------------------------
Tandy Mitchell

   /s/ Jeffrey J. Stedman             Vice President and Treasurer (Chief Financial and         March  27, 1997
--------------------------------------    -
Jeffrey J. Stedman                    Accounting Officer)

_________________________             Director                                                  March ___, 1997
Guillermo (William) Jenkins

_________________________             Director                                                  March ___, 1997
Heriberto Guerra, Jr.











                                         CINEMARK DE MEXICO, S.A. de C.V.


      Name                                 Title                                                     Date

   /s/ Ken Higgins                    President; Chairman of the Board of Directors             March  27, 1997
--------------------------------------
Ken Higgins                           (Principal Executive Officer)

   /s/ Lee Roy Mitchell               Director                                                  March  27, 1997
--------------------------------------        --
Lee Roy Mitchell

   /s/ Tandy Mitchell                 Director                                                  March  27, 1997
--------------------------------------        --
Tandy Mitchell

   /s/ Alan W. Stock                  Director                                                  March  27, 1997
 -------------------------------------        ---
Alan W. Stock

   /s/ Jeffrey J. Stedman             Director (Principal Financial and Accounting Officer)     March  27, 1997
--------------------------------------        -
Jeffrey J. Stedman




     Supplemental  Information  to be Furnished  with Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

     No annual report or proxy material has been sent to the Registrants' shareholders. An annual report and proxy material may be sent to the
Registrants' shareholders subsequent to the filing of this Form 10-K. The Registrants shall furnish to the Securities and Exchange Commission copies of any annual report or proxy material that is sent to the Registrants' shareholders.

CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS
(ITEMS 8 AND 14 OF FORM 10-K) AND SUPPLEMENTAL SCHEDULES
--------------------------------------------------------------------------------------------------------------------
                                                                                                              Page
INDEPENDENT AUDITORS' REPORT                                                                                  F-2
CONSOLIDATED FINANCIAL STATEMENTS AND NOTES:
          Consolidated Balance Sheets, December 31, 1996 and 1995                                             F-3
          Consolidated Statements of Operations for the Years Ended
          December 31, 1996, 1995 and 1994                                                                    F-4
          Consolidated Statements of Shareholders' Equity (Deficit) for the
          Years Ended December 31, 1996, 1995 and 1994                                                        F-5
          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1996, 1995 and 1994                                                                    F-6
          Notes to Consolidated Financial Statements                                                          F-7
SUPPLEMENTAL SCHEDULES:
 Schedule
    A     Consolidating Balance Sheet Information, December 31, 1996                                          S-1
    B     Consolidating Statement of Operations Information for the
          Year Ended December 31, 1996                                                                        S-2
    C     Consolidating Statement of Cash Flows Information for the
          Year Ended December 31, 1996                                                                        S-3

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Cinemark Mexico (USA), Inc.:

We have audited the accompanying  consolidated balance sheets of Cinemark Mexico
(USA), Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cinemark Mexico (USA), Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules of certain consolidating information listed in the index on page F-1 are presented for the purpose of additional analysis of the basic consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual companies, and are not a required part of the basic consolidated financial statements. These schedules are the responsibility of the Company's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic consolidated financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Dallas, Texas
March 10, 1997

CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995

--------------------------------------------------------------------------  --------------------- -------------------

ASSETS                                                                              1996                 1995


CURRENT ASSETS:
   Cash and cash equivalents                                                $          10,362,911 $         1,423,029
   Inventories                                                                            109,055              64,811
   Value added tax refunds and other receivables                                        2,186,814             957,257
   Prepaid expenses and other                                                             644,250              51,156
                                                                            --------------------- -------------------

                    Total current assets                                               13,303,030           2,496,253

THEATRE PROPERTIES AND EQUIPMENT:
   Leasehold interests and improvements                                                14,561,039           8,897,581
   Theatre furniture and equipment                                                     13,281,678           9,266,792
   Theatres under construction                                                          1,025,670             997,428
                                                                            --------------------- -------------------

                    Total theatre properties and equipment                             28,868,387          19,161,801

   Less accumulated depreciation                                                        2,429,362             760,463
                                                                            --------------------- -------------------

                    Theatre property and equipment - net                               26,439,025          18,401,338

OTHER ASSETS (Notes 3 and 4)                                                            3,391,289           4,294,337
                                                                            --------------------- -------------------

TOTAL                                                                       $          43,133,344 $        25,191,968
                                                                            ===================== ===================



LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                    $           2,802,727 $         1,750,543
   Accrued interest expense                                                               771,327           1,120,000
   Accounts payable - affiliates (primarily due to Cinemark International, Inc.)                              635,089
                                                                            --------------------- -------------------

                  Total current liabilities                                             3,574,054           3,505,632

LONG-TERM LIABILITIES:
   12% senior subordinated notes, due 2003 (Note 5)                                    25,710,900          20,549,249
   Senior secured credit notes - Cinemark International, Inc. (Note 5)                 10,919,761           2,520,548
   Deferred lease expense (Note 7)                                                        332,042             201,915
                                                                            --------------------- -------------------

                   Total long-term liabilities                                         36,962,703          23,271,712

COMMITMENTS (Note 7)

COMMON STOCK WARRANTS (Note 6)                                                            200,729           3,424,132

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value, 100,000,000 authorized, 4,044,432 and
          1,382,982 issued and outstanding, respectively                                    4,044               1,383
   Additional paid-in capital                                                          23,146,551          12,350,824
   Unearned compensation - stock options                                                 (37,658)            (12,922)
   Accumulated deficit                                                                (9,586,624)         (6,787,389)
   Cumulative foreign currency translation adjustment                                (11,130,455)        (10,561,404)
                                                                            --------------------- -------------------

                   Total shareholders' equity (deficit)                                 2,395,858         (5,009,508)
                                                                            --------------------- -------------------

TOTAL                                                                       $          43,133,344 $        25,191,968
                                                                            ===================== ===================

See notes to consolidated financial statements.

CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------  ------------------  ------------------ ------------------


                                                           1996                1995               1994


REVENUES:
   Admissions                                       $       14,424,686  $        7,992,034 $        4,228,507
   Concessions                                               7,733,918           4,156,273          2,097,214
   Other                                                       217,881             116,309            268,455
                                                    ------------------  ------------------ ------------------

                    Total                                   22,376,485          12,264,616          6,594,176

COSTS AND EXPENSES:
   Cost of operations:
          Film rentals                                       6,226,352           3,396,803          1,660,615
          Concession supplies                                2,648,914           1,341,311            714,987
          Salaries and wages                                 2,560,231           1,395,043            996,685
          Facility leases                                    2,802,205           1,846,925            794,877
          Advertising                                          432,372             299,347            268,615
          Utilities and other                                3,363,521           2,002,808          1,280,879
                                                    ------------------  ------------------ ------------------

                    Total                                   18,033,595          10,282,237          5,716,658

   General and administrative expenses                       1,986,955           1,948,556          1,611,127
   Depreciation                                              1,745,830             720,705            355,295
                                                    ------------------  ------------------ ------------------

                  Total                                     21,766,380          12,951,498          7,683,080

OPERATING INCOME (LOSS)                                        610,105           (686,882)        (1,088,904)

OTHER INCOME (EXPENSE):
   Interest expense                                        (3,894,758)         (2,541,449)        (2,550,165)
   Amortization of debt issue cost                           (102,268)            (99,242)          (101,271)
   Amortization of debt discount                             (139,205)           (164,468)          (143,063)
   Interest income                                             768,887             773,714            528,995
   Foreign currency exchange gain (loss)                       131,297            (55,098)          (210,414)
                                                    ------------------  ------------------ ------------------

                    Total                                  (3,236,047)         (2,086,543)        (2,475,918)
                                                    ------------------  ------------------ ------------------

LOSS BEFORE INCOME TAXES (Note 8)                          (2,625,942)         (2,773,425)        (3,564,822)

INCOME TAX EXPENSE (BENEFIT)                                   173,293             181,305          (744,000)
                                                    ------------------  ------------------ ------------------

NET LOSS                                            $      (2,799,235)  $      (2,954,730) $      (2,820,822)
                                                    ==================  ================== ==================


See notes to consolidated financial statements.

CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
YEARS ENDED DECEMBER 31, 1996, 1995
--------------------------------------------------- ------- ------------- ----------- ------------ ------------ -----------




                                           Common Stock      Additional    Unearned                 Cumulative
                                        -------------------
                                          Shares               Paid-In     Compensa    Accumulat   Translation
                                          Issued    Amount     Capital       Stock      Deficit     Adjustment     Total
                                                                            Options
                                        ----------- ------- ------------- ----------- ------------ ------------ -----------

BALANCE JANUARY 1, 1994                     773,338 $   773 $   6,999,227           - $(1,011,837)            - $ 5,988,163

Net loss                                                                               (2,820,822)              (2,820,822)
Issuance of common stock                    574,851     575     4,999,425                                         5,000,000
Unearned compensation from stock
          options granted                                         183,292   (183,292)
Foreign currency translation adjustment                                                             (4,406,407) (4,406,407)
                                        ----------- ------- ------------- ----------- ------------ ------------ -----------

BALANCE DECEMBER 31, 1994                 1,348,189   1,348    12,181,944   (183,292)  (3,832,659)  (4,406,407)   3,760,934

Net loss                                                                               (2,954,730)              (2,954,730)
Issuance of common stock (Note 6)            34,793      35       302,590                                           302,625
Amortization of unearned compensation                                          36,660                                36,660
Cancellation of stock options                                   (133,710)     133,710                                     -
Foreign currency translation adjustment                                                             (6,154,997) (6,154,997)
                                        ----------- ------- ------------- ----------- ------------ ------------ -----------

BALANCE DECEMBER 31, 1995                 1,382,982   1,383    12,350,824    (12,922)  (6,787,389) (10,561,404) (5,009,508)

Net loss                                                                               (2,799,235)              (2,799,235)
Issuance of common stock                  2,661,450   2,661     9,997,339                                        10,000,000
Unearned compensation from
         stock options granted                                     28,180    (28,180)
Amortization of unearned compensation                                           3,444                                 3,444
Net effect of exchange of Subordinated
         conversion of Warrants to
         Subordinated
         Notes, including tax benefit                             770,208                                           770,208
Foreign currency translation adjustment                                                               (569,051)   (569,051)
                                        ----------- ------- ------------- ----------- ------------ ------------ -----------

BALANCE DECEMBER 31, 1996               $ 4,044,432 $ 4,044 $  23,146,551 $  (37,658) $(9,586,624) $(11,130,455)$ 2,395,858
                                        =========== ======= ============= =========== ============ ============ ===========

CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                 1996               1995               1994
OPERATING ACTIVITIES:
   Net loss                                               $      (2,799,235)  $     (2,954,730)  $     (2,820,822)
   Noncash items in net loss:
          Depreciation                                             1,745,830            720,705            241,042
          Amortization                                               102,268             99,242            101,272
          Deferred lease expenses                                    130,127            119,338             82,577
          Amortization of debt discount                              139,205            164,468            143,063
          Debt issued for accrued interest                         2,885,734             20,548
          Amortized compensation - stock options                       3,444             36,660
   Cash from (used for) operating working capital:
          Inventories                                               (44,244)           (20,906)           (43,905)
          Value added tax refunds and other receivables          (1,229,557)            330,320          (817,320)
          Prepaid expenses and other                               (593,094)          1,123,779        (1,174,935)
          Accounts payable and accrued expenses                    1,052,184            993,812            717,401
          Accrued interest expense                                 (348,673)                               100,000
          Accounts payable - affiliates                            (635,089)            635,089           (66,661)
                                                          ------------------  -----------------  -----------------

                       Net cash from (used for) operations           408,700          1,268,325        (3,538,288)
INVESTING ACTIVITIES:
   Additions to theatre properties                               (9,783,517)       (16,367,568)       (11,502,478)
   Decrease (increase) in temporary cash investments                                  3,724,905        (3,724,905)
   Decrease (increase) in other assets                               800,820        (1,458,228)          1,203,748
                                                          ------------------  -----------------  -----------------
    Net cash used for investing activities                       (8,982,697)       (14,100,891)       (16,431,131)
FINANCING ACTIVITIES:
   Issuance of senior subordinated notes                                                                 1,890,000
   Borrowing under senior secured credit agreement                 7,500,000          2,500,000
   Payments on senior secured credit agreement                      (15,021)
   Issuance of common stock and capital contributions             10,000,000            302,625          5,000,000
   Issuance of common stock warrants                                                  1,324,132
   Increase in deferred debt issue costs                                                                  (60,377)
   Tax benefit from debt exchage                                     597,751
                                                          ------------------  -----------------  -----------------
                    Net cash from financing activities            18,082,730          4,126,757          6,829,623
FOREIGN CURRENCY TRANSLATION ADJUSTMENT                            (569,051)          (798,305)          (498,394)
                                                          ------------------  -----------------  -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   8,939,882        (9,504,114)       (13,638,190)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                             1,423,029         10,927,143         24,565,333
                                                          ------------------  -----------------  -----------------
   End of period                                          $       10,362,911  $       1,423,029        $10,927,143
                                                          ==================  =================  =================

SUPPLEMENTAL INFORMATION (Note 10)

See notes to consolidated financial statements.

CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization - Cinemark Mexico (USA), Inc. (the "Company"), a Texas corporation, was formed on July 28, 1993, as a subsidiary of Cinemark International, Inc., (f/k/a Cinemark II, Inc.) a Texas Corporation ("Cinemark International"), which is wholly owned by Cinemark USA, Inc. ("Cinemark USA"). The Company was established to serve as a holding company to facilitate investments in Mexico. The Company's operations are conducted by Cinemark de Mexico S.A. de C.V.
("Cinemark de Mexico"), which was formed on September 10, 1992, as a 99.99% owned subsidiary of Cinemark International (which subsequently contributed Cinemark de Mexico's stock to the Company, Note 6), to own or lease and operate movie theatres in Mexico. From inception to April 13, 1994, the Company had been in the development stage. At December 31, 1996, Cinemark de Mexico has eleven theatres (114 screens) in operation.

Consolidated Financial Statements include the accounts of the Company and its subsidiary, Cinemark de Mexico, collectively referred to as the Companies, as though the Company was the initial owner of all of the stock of Cinemark de Mexico (owned by Cinemark International) for the period prior to the contribution of such stock to the Company. Significant intercompany balances and transactions have been eliminated in the consolidation.

Basis of Presentation - The consolidated financial statements are prepared in U.S. dollars under generally accepted accounting principles in the United States. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and revenues and expenses for the period. Actual results could differ significantly from those estimates.

The estimate most susceptible to significant change is the evaluation of the effect of the Mexican economy on the recoverability of the Company's assets. Although some variability is inherent in this estimate, management believes the amounts provided are adequate.

Revenues are recognized when admissions and concessions sales are received at the theatres. Film rental costs are accrued based on the applicable box office receipts and the terms of the film licenses.

Cash and Cash Equivalents consist of operating funds held in financial institutions, petty cash held by the theatres and highly liquid investments with original maturities of three months or less when purchased.

Inventories of concession products are stated at the lower of cost (first-in, first-out method) or market.

Theatre   Properties   and  Equipment  are  stated  at  cost  less   accumulated
depreciation. At December 31, 1995, property additions include $167,099 of capitalized interest, incurred during development and construction. There was no capitalized interest included in property additions for

1996. Depreciation is provided using the straight-line method over the estimated useful lives of the assets as follows: buildings and leasehold interests, 18 to 40 years; theatre furniture and equipment, 5 to 15 years. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of. The adoption of SFAS No. 121 did not have a material effect on the consolidated financial statements.

Deferred Debt Issue Costs are amortized using the straight-line method over the primary financing term ending August 1, 2003.


Fair Value of Financial Instruments - It is the belief of management that it is not practicable for the Company to estimate the fair value of the Company's long-term debt, based on the lack of available market quotes and the lack of comparable financial instruments (see Note 5 for the carrying amount of long-term debt, the expected maturities and effective interest rates). The fair value of other financial instruments approximates the related recorded value at December 31, 1996.

Reclassifications have been make to certain 1994 and 1995 amounts to conform to 1996 presentation.

2.       FOREIGN CURRENCY TRANSLATION
Cumulative foreign currency translation adjustment in shareholder's equity of $11,130,455 and $10,561,404, respectively, at December 31, 1996 and 1995, reflects the unrealized adjustments resulting from translating the financial statements of Cinemark de Mexico, the Company's consolidated foreign subsidiary. The functional currency of the foreign subsidiary is the peso. Accordingly, assets and liabilities of the foreign subsidiary are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at the average rates prevailing during the year. Changes in exchange rates which affect cash flows and the related payables are recognized as realized transaction gains and losses in the determination of net income.

In 1997, the Company will be required to utilize the U.S. dollar as the functional currency for Cinemark de Mexico for U.S. reporting purposes due to Mexico's highly inflationary economy. Thus devaluations in the peso during 1997 that will effect the Company's investment will be charged to exchange loss rather than to the cumulative adjustment account.

Intercompany borrowing from the Company to Cinemark de Mexico of $39,708,140 and $29,562,584 at December 31, 1996 and 1995, respectively, is considered a long-term investment. Accordingly, the related foreign currency translation adjustment of $822,276 and $7,567,351 for 1996 and 1995, respectively, are eliminated from the statement of operations in consolidation.

3.       DEFERRED CHARGES AND OTHER ASSETS
Deferred charges and other assets at December 31 consist of the following:


                                                            1996                1995
                                                            ----                ----
Debt issue cost                                               1,047,985           1,022,420
Less accumulated amortization                                   341,647             239,379
                                                                -------             -------
Net                                                             706,338             783,041
Equipment deposits and prepaid rent                           2,684,951           1,877,656
                                                              ---------           ---------
Total                                                         3,391,289           2,660,697
                                                              =========           =========

4.       THEATRE DEVELOPMENT ADVANCE
Theater development advance of $1,633,680 at December 31, 1995, represents an advance made pursuant to a lease agreement with a developer of one of the Company's theatre properties for the construction of the theatre. The Company is recapturing the theatre advance (prepaid rent) through monthly rent abatement.

5.       LONG-TERM DEBT
Senior Subordinated Notes - In 1993, Cinemark Mexico issued $20,400,000 of 12% Senior Subordinated Notes due 2003 (the "Subordinated Notes"), with detachable warrants (the "Warrants") (Note 6). Cinemark de Mexico guarantees the notes on a senior subordinated basis. The Subordinated Notes were issued at a discount of $102.94 per $1,000 note, totaling $2,100,000, and bear interest at 12% per annum payable semiannually on August 1 and February 1. In 1994, Cinemark Mexico issued an additional $2,000,000 of Subordinated Notes governed by the indenture from the initial offering at a discount of $55 per $1,000 note, totaling $110,000.

The entire $22,400,000 in Subordinated Notes and $1,971,500 of accrued interest were exchanged in September 1996 for new senior subordinated notes (the "New Mexican Notes") with form and terms identical in all material respects to the previous notes except that interest on the New Mexican Notes may be paid through the issuance of additional notes of the same series at the option of the Company through and including February 1, 2000. If the Company elects to pay accrued interest in the form of additional notes, interest will accrue at 13% during that period. In connection with the exchange, Warrants for 356,851 shares of common stock were exchanged for $1,339,400 in New Mexican Notes. As a result of the exchange and retirement of the Warrants, a net benefit of $.8 million, including tax benefit, was credited to additional paid in capital.

The indenture for the New Mexican Notes requires a sinking fund payment of $6,667,000 on each of August 1, 2001, and August 1, 2002, which amounts are to be utilized on such respective dates to retire a like face amount of the outstanding New Mexican Notes. The indenture governing all the New Mexican Notes restricts the ability of the Company and Cinemark de Mexico to, among other things, pay dividends; make investments; incur additional indebtedness; redeem stock; use proceeds of asset disposals; create liens; engage in transactions with affiliates; and to merge, consolidate or sell all or substantially all the assets of the companies.

Senior Secured Credit Notes - In 1995, the Company entered into a $10,000,000 senior secured credit agreement ("Credit Agreement") with Cinemark International. The notes bear interest at 12%, payable on the first anniversary date and quarterly thereafter on January 15, 1997 through the majority date of December 31, 2001, when all accrued and unpaid interest and all principal are due. The Company is required to maintain certain restrictive covenants, and all borrowings are collateralized by certain assets of the Company. Simultaneously with the debt exchange of the Subordinated Notes, Cinemark International and the Company amended the terms of the Credit Agreement wherein if the Company issues additional Senior Subordinated Notes for accrued and unpaid interest on the New Mexican Notes, Cinemark International will add accrued and unpaid interest to principal relating to the Credit Agreement at the next two consecutive interest payment dates at a rate of 13% per annum.

6.       CAPITAL STOCK

Common Stock - In December 1994, Cinemark International contributed an additional $5,000,000 in exchange for 574,851 shares of the Company's common stock. In June 1995, the Company issued an additional 34,793 shares of common stock for $302,625 to New Wave. In connection with the debt exchange (Note 5), the Company issued Cinemark International an additional 2,661,450 shares of common stock for $10,000,000. At December 31, 1996, Cinemark International owns 97.1% (96.5% on a fully diluted basis) of the common stock, and New Wave owns 2.9% of the Company's common stock, and the total number of shares of common stock, issued and outstanding, is 4,044,432. On January 9, 1997, New Wave acquired an additional 64,032 shares of common stock for $240,591.




Common Stock Warrants - In connection with the issuance of the Subordinated Notes (Note 5), the Company issued Warrants at fair value for $2,100,000, which were exercisable into 226,662 shares of the Company's common stock. In August 1995, Cinemark Mexico issued additional Warrants at fair value for $1,324,132, which were exercisable into 152,411 shares which when aggregated with the previously purchased Warrants converted to 20% of the ownership on a fully diluted basis at December 31, 1995, of the Company's common stock. In September 1996, 356,851 Warrants were exchanged for $1,339,400 in New Mexican Notes resulting in a remaining balance of $200,729 for 22,222 Warrants outstanding (Note 5). The remaining Warrants are exercisable at $.001 per share subject to the following terms and expire on August 1, 2003. At any time after January 31, 1998, the Company may redeem the Warrants in whole or in part at their appraised value. If the Warrants have not been redeemed by August 1, 1998, the Company must offer to purchase one-third of the Warrants on each July 31, 1998, 1999 and 2000, utilizing the appraised value on such dates. At December 31, 1996, the Company has reserved 22,222 shares of common stock for the potential conversion of the Warrants.

Stock Option Plan - The Company has a nonqualified stock option plan (the "Plan") under which key employees may be granted options to purchase up to 100,000 shares of the Company's common stock. The exercise price and terms of the options are discretionary and determined when the options are granted. In 1994, the Company granted options to purchase 16,704 shares of common stock at an exercise price of $.10 per share to certain employees resulting in unearned compensation of $183,292. In 1995, the Company canceled 12,528 options granted under this Plan. In 1996, 7,500 additional options to purchase shares under the same terms were issued, resulting in unearned compensation of $28,180. The outstanding options vest over a six year period from the date of grant and expire ten years from the date of grant. Compensation expense under the Plan was $3,444 and $36,660 in 1996 and 1995, respectively. At December 31, 1996, 835 of the 11,676 options outstanding were exercisable.

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Had compensation costs for the Company's stock option plan been determined based on the fair value at the date of grant for awards under the plan consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, utilizing the Black-Scholes option pricing model, the effect on income and earnings per share would not have changed from the amounts presented in the financial statements. The results are substantially the same pursuant to SFAS No. 123 as a result of the value of the underlying stock at the date of grant being significantly higher than the exercise price of the options.

7. LEASE  COMMITMENTS
The Company conducts a significant part of its theatre operations in leased premises under noncancelable operating leases with terms of 5 to 30 years. Most of these leases provide for contingent rentals based on operating results (subject to minimum annual rents). Generally, these leases include renewal options for various periods at stipulated rates. Some leases also provide for escalating rent payments throughout the lease term. Deferred lease expense of $130,127 and $119,338 at December 31, 1996 and 1995, respectively, has been provided to account for lease expenses on a straight-line basis, where lease payments are not made on such basis. Rent expense for the years ended December 31, 1996 and 1995, totaled $2,802,205 and $1,846,925, respectively.


Future minimum payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 1996, are due as follows:

1997                           $       2,676,660
1998                                   2,676,660
1999                                   2,710,993
2000                                   2,773,894
2001                                   2,827,041
Thereafter                            30,594,802
                                    ------------
Total                          $      44,260,050
                               =================
After December 31, 1996, the Company had one theatre (15 screens) under construction and two theatres (20 screens) under commitment with executed leases. The three leases require future minimum lease payments by Cinemark de Mexico estimated to be $8 million payable over 15- 20 years. The completion of the three theatres currently to be constructed will require an estimated $16 million as of December 31, 1996.

8.       INCOME TAXES
The Company files a consolidated U.S. federal income tax return with Cinemark USA. The Company and Cinemark USA have entered into a tax sharing agreement. Pursuant to the agreement, the Company will pay to Cinemark USA the amount of federal income tax it would owe as if it were filing a separate return and will receive payments from Cinemark USA to the extent the Company's tax attributes are used to offset the consolidated group's income. An income tax expense of $173,293 and $181,305 for 1996 and 1995, respectively, has been recorded. The 1996 income tax expense reflects income earned by Cinemark Mexico (USA), and the 1995 expense is primarily related to the income taxes withheld on interest paid by Cinemark de Mexico to the Company. Based on the Company's separate loss (without Cinemark de Mexico), a tax benefit of $744,000 was recorded in 1994 equal to the benefit of the loss available to the Cinemark USA consolidated group.

Cinemark de Mexico files a tax return in Mexico but is not required to file a consolidated or separate U.S. income tax return. The losses incurred can be utilized only to offset any future income which would otherwise be includable in the income of the Company as a result of Cinemark de Mexico being a controlled foreign corporation. The tax benefits for the net operating loss carryforward of approximately $2.7 million at December 31, 1996, have been fully reserved and will not be recognized as deferred tax assets until realization is more likely than not.

Through   December  31,  1996,  the  Companies  had  no  significant   temporary
differences between tax return and financial reporting.


9.       AGREEMENTS WITH CINEMARK USA, INC.
Cinemark USA has entered into a senior note indenture which requires Cinemark USA and its direct and indirect subsidiaries (including the Company) to engage principally in the acquisition, construction and operation of indoor motion picture theatres and other activities incidental thereto and provides Cinemark USA the right to elect a majority of the board of directors of its subsidiaries. The indenture of Cinemark USA restricts its subsidiaries, including the Company, to purchasing or retiring their stock and paying dividends on a pro rata basis only. All proceeds from the issuance of additional capital stock of the Company or other Cinemark USA subsidiaries are required to be invested in their respective operations.

The Company has entered into management agreements with Cinemark USA. Under these agreements, Cinemark USA will operate all theatres of the managed corporations as Cinemark theatres for a period of ten years. Cinemark receives an annual management fee equal to 5.0% of the respective managed corporations' revenues up to $50,000,000 and 3.0% of the revenues over $50,000,000. The management agreements restrict the Company and Cinemark USA from owning, leasing or managing any theatre that is within a specified distance of either entity's theatres.

The Cinemark USA senior note indenture requires each subsidiary of the Company to enter into similar agreements. During 1996 and 1995, the Company paid fees relating to the management agreements of $777,713 and $578,399, respectively.

10.      SUPPLEMENTAL CASH FLOW INFORMATION

The following is provded as supplemental information to the consolidated statment of cash flows:



                                                                 1996           1995          1994
                                                                 ----           ----          ----

Interest paid                                               $    1,344,000 $    2,708,548
                                                            ============== ============== =============

Noncash investing and financing activities:
   Retirement of Cinemark Mexico senior
          subordinated notes and issuance of
          new senior subordinated notes (Note5)             $   22,400,000
   Issuance of Cinemark Mexico senior
          subordinated notes for redeemed
          warrants (Notes 5 and 6)                               1,339,400
   Net effect of exchange of Cinemark Mexico
          senior subordinated notes and
          conversion of warrants to senior
          subordinated notes on additional paid-in
          capital (Notes 5 and 6)                                  172,456

                                                      ******

CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

SUPPLEMENTAL SCHEDULE A
CONSOLIDATING STATEMENT OF  BALANCE SHEET INFORMATION
YEAR ENDED DECEMBER 31, 1996
---------------------------------------------------------------------------------




---------------------------------------------- ----------------  ----------------
                                                   Cinemark          Cinemark
ASSETS                                           Mexico (USA)       de Mexico      Eliminations      Consolidated
CURRENT ASSETS:
   Cash and cash equivalents                   $      8,673,582  $      1,689,329  $        -     $       10,362,911
   Inventories                                                            109,055                            109,055
   Value-added tax refunds and other receivables        140,751         2,046,063                          2,186,814
   Prepaid expenses and other                           254,955           389,295                            644,250
                                               ----------------  ----------------  -------------  ------------------
         Total current assets                         9,069,288         4,233,742                         13,303,030
THEATRE PROPERTIES AND EQUIPMENT - NET                                 26,439,025                         26,439,025
OTHER ASSETS:
   Deferred charges and other - net                     706,337         2,684,952                          3,391,289
   Investment in subsidiary                         (9,451,590)                        9,451,590                   0
   Intercompany advances                             39,708,140                     (39,708,140)                   0
                                               ----------------  ----------------  -------------  ------------------
         Total other assets                          30,962,887         2,684,952   (30,256,550)           3,391,289
                                               ----------------  ----------------  -------------  ------------------
TOTAL                                          $     40,032,175  $     33,357,719  $(30,256,550)  $       43,133,344
                                               ================  ================  =============  ==================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses       $         33,600  $      2,769,127  $        -     $        2,802,727
   Accrued interest expense                             771,327                                              771,327
                                               ----------------  ----------------  -------------  ------------------
         Total current liabilities                      804,927         2,769,127                          3,574,054
LONG-TERM LIABILITIES:
   12% senior subordinated notes, due 2003           25,710,900                                           25,710,900
   Intercompany advances                                               39,708,140   (39,708,140)
   Senior secured notes                              10,919,761                                           10,919,761
   Deferred lease expense                                                 332,042                            332,042
                                               ----------------  ----------------  -------------  ------------------
         Total long-term liabilities                 36,630,661        40,040,182   (39,708,140)          36,962,703

COMMON STOCK WARRANTS                                   200,729                                              200,729
SHAREHOLDERS' EQUITY (DEFICIT):
   Common stock                                           4,044                                                4,044
   Additional paid-in capital                        23,146,551         9,500,000    (9,500,000)          23,146,551
   Unearned compensation - stock options               (37,658)                                             (37,658)
   Accumulated deficit                              (9,586,624)      (19,624,038)     19,624,038         (9,586,624)
   Cumulative foreign currency translation
   adjustment                                      (11,130,455)           672,448      (672,448)        (11,130,455)
                                               ----------------  ----------------  -------------  ------------------
         Total shareholders' equity                   2,395,858       (9,451,590)      9,451,590           2,395,858
                                               ----------------  ----------------  -------------  ------------------

TOTAL                                          $     40,032,175  $     33,357,719  $(30,256,550)  $       43,133,344
                                               ================  ================  =============  ==================

CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

SUPPLEMENTAL SCHEDULE B
CONSOLIDATING STATEMENT OF OPERATIONS INFORMATION
YEAR ENDED DECEMBER 31, 1996
-----------------------------------------------  ---------------  ----------------  -------------  ---------------

                                                    Cinemark          Cinemark
                                                  Mexico (USA)       de Mexico      Eliminations    Consolidated

REVENUES:
   Admissions                                    $        -       $     14,424,686  $        -     $    14,424,686
   Concessions                                                           7,733,918                       7,733,918
   Other                                                                   217,881                         217,881
                                                 ---------------  ----------------  -------------  ---------------

                  Total                                                 22,376,485                      22,376,485


COSTS AND EXPENSES:
   Cost of operations:
          Film rentals                                                   6,226,352                       6,226,352
          Concession supplies                                            2,648,914                       2,648,914
          Salaries and wages                                             2,560,231                       2,560,231
          Facility leases                                                2,802,205                       2,802,205
          Advertising                                                      432,372                         432,372
          Utilities and other                                            3,363,521                       3,363,521
                                                 ---------------  ----------------  -------------  ---------------

                  Total                                                 18,033,595                      18,033,595

    General and administrative expenses                   26,121         1,960,834                       1,986,955
    Depreciation                                                         1,745,830                       1,745,830
                                                 ---------------  ----------------  -------------  ---------------

                  Total                                   26,121        21,740,259                      21,766,380
                                                 ---------------  ----------------  -------------  ---------------

OPERATING INCOME (LOSS)                                 (26,121)           636,226                         610,105

OTHER INCOME (EXPENSE):
   Interest expense                                  (3,882,441)       (4,568,748)      4,556,431      (3,894,758)
   Amortization of debt issue cost                     (102,268)                                         (102,268)
   Amortization of debt discount                       (139,205)                                         (139,205)
   Interest income                                     4,645,157           669,381    (4,545,651)          768,887
   Foreign currency exchange gain (loss):
          Other                                                            163,936       (32,639)          131,297
          Intercompany borrowing                                         (822,276)        822,276
   Equity in loss of affiliates                      (3,121,064)                        3,121,064
                                                 ---------------  ----------------  -------------  ---------------

                  Total                              (2,599,821)       (4,557,707)      3,921,481      (3,236,047)
                                                 ---------------  ----------------  -------------  ---------------

LOSS BEFORE INCOME TAXES                             (2,625,942)       (3,921,481)      3,921,481      (2,625,942)

INCOME TAXES                                             173,293                                           173,293
                                                 ---------------  ----------------  -------------  ---------------

NET LOSS                                         $   (2,799,235)  $    (3,921,481)  $   3,921,481  $   (2,799,235)
                                                 ===============  ================  =============  ===============

CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

SUPPLEMENTAL SCHEDULE  C
CONSOLIDATING STATEMENT OF CASH FLOW
YEAR ENDED DECEMBER 31, 1996
--------------------------------------------  ---------------------------------- ----------------  ----------------
                                                  Cinemark          Cinemark
                                                Mexico (USA)       de Mexico       Eliminations      Consolidated

OPERATING ACTIVITIES:
Net loss                                      $    (2,799,235)  $    (3,921,481) $      3,921,481  $    (2,799,235)
Noncash items in net loss:
   Depreciation                                                        1,745,830                          1,745,830
   Amortization                                        102,268                                              102,268
   Deferred lease expenses                                               130,127                            130,127
   Amortization of debt discount                       139,205                                              139,205
   Debt issued for accrued interest                  2,885,734                                            2,885,734
   Amortized compensation - stock options                3,444                                                3,444
   Equity in loss of subsidiary                      3,921,481                        (3,921,481)
Cash from (used for) operating working capital:
   Inventories                                                          (44,244)                           (44,244)
   Other current assets                              (395,706)       (1,426,945)                        (1,822,651)
   Accounts payable and other accrued expenses         (4,900)         1,057,084                          1,052,184
   Accrued interest expense                          (348,673)                                            (348,673)
   Accounts payable - affiliates                                       (635,089)                          (635,089)
                                              ----------------  ---------------- ----------------  ----------------

             Net cash from (used for) operations     3,503,618       (3,094,718)                            408,900

INVESTING ACTIVITIES:
   Additions to theatre properties                                   (9,783,517)                        (9,783,517)
   Decrease (increase) in other assets             (2,525,564)           826,384        2,500,000           800,820
   Intercompany advances                          (10,145,556)                         10,145,556                 0
                                              ----------------  ---------------- ----------------  ----------------

           Net cash used for investing activities (12,671,120)       (8,957,133)       12,645,556       (8,982,697)


FINANCING ACTIVITIES:
   Capital contributions                            10,000,000         2,500,000      (2,500,000)        10,000,000
   Borrowings under senior secured credit agreement  7,500,000                                            7,500,000
   Payments on senior secured credit agreement        (15,021)                                             (15,021)
   Intercompany advances                                              10,145,556     (10,145,556)
   Tax benefit from debt exchange                      597,751                                              597,751
                                              ----------------  ---------------- ----------------  ----------------
             Net cash from financing activities     18,082,730        12,645,556     (12,645,556)        18,082,730

FOREIGN CURRENCY TRANSLATION                         (800,417)           231,366                          (569,051)
                                              ----------------  ---------------- ----------------  ----------------

INCREASE IN CASH AND CASH EQUIVALENTS                8,114,811           825,071                          8,939,882

   Beginning of period                                 558,771           864,258                          1,423,029
                                              ----------------  ---------------- ----------------  ----------------

   End of period                              $      8,673,582  $      1,689,329 $        -        $     10,362,911
                                              ================  ================ ================  ================

                                                     EXHIBITS

                                                        TO

                                                     FORM 10-K



                                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934


                                                        FOR


                                            CINEMARK MEXICO (USA), INC.
                                         CINEMARK DE MEXICO, S.A. DE C.V.


                                               FOR FISCAL YEAR ENDED
                                                 DECEMBER 31, 1996

                                                   EXHIBIT INDEX


Exhibit No.                                 Description                                      Page No.


3.1            Articles of Incorporation of Cinemark Mexico (USA), Inc. (the       Exhibit 3.1 to the
               "Company").                                                         Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994
3.2            Bylaws of the Company                                               Exhibit 3.2 to the
                                                                                   Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994
3.3            Bylaws of Cinemark de Mexico, S.A. de C.V. ("Cinemark de            Exhibit 3.3 to the
               Mexico")                                                            Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994
4.1            Indenture, dated as of July 30, 1993, among the Company,            Exhibit 4.1 to the
               Cinemark de Mexico, as Guarantor, and United States Trust           Company's
               Company of New York, as trustee (the "Trustee"), related to         Registration
               $22,400,000 principal amount of 12% Series A Senior                 Statement (33-
               Subordinated Notes due 2003 and 12% Series B Senior                 72114) on Form
               Subordinated Notes.                                                 S-4 filed on
                                                                                   November 24,
                                                                                   1994
4.2            Purchase Agreement, dated as of July 30, 1993, among the            Exhibit 4.2 to the
               Company, Cinemark de Mexico and each of the purchasers of           Company's
               the Old Notes named on the signature pages thereof (the             Registration
               "Purchasers").                                                      Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994








4.3            Registration Rights Agreement, dated as of July 30, 1993, among     Exhibit 4.3 to the
               the Company, Cinemark de Mexico and the Purchasers of the           Company's
               Old Notes.                                                          Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994
4.4(a)         First Supplemental Indenture dated May 2, 1994 among the            Exhibit 4.7 to the
               Company, Cinemark de Mexico and the Trustee.                        Company's
                                                                                   Annual Report
                                                                                   (33-72114) on
                                                                                   Form 10-K filed
                                                                                   on March 27,
                                                                                   1995
4.4(b)         Second Supplemental Indenture dated August 30, 1995 among           Exhibit 4.4(b) to
               the Company, Cinemark de Mexico and the Trustee                     the Company's
                                                                                   Annual Report
                                                                                   (33-72114) on
                                                                                   Form 10-K filed
                                                                                   on March 31,
                                                                                   1996
4.4(c)         Third Supplemental Indenture dated September 30, 1996 among         Page _____
               the Company, Cinemark de Mexico and the Trustee
4.5(a)         Purchase Agreement dated May 6, 1994 among the Company,             Exhibit 4.5 to the
               Cinemark de Mexico and each of the purchasers of the Series C       Company's
               Notes named on the signature pages thereto.                         Annual Report
                                                                                   (33-72114) on
                                                                                   Form 10-K filed
                                                                                   on March 27,
                                                                                   1995
4.5(b)         Purchase Agreement dated August 30, 1995 among the                  Exhibit 4.5(b) to
               Company, Cinemark de Mexico and each of the purchasers              the Company's
               named on the signature pages thereto                                Annual Report
                                                                                   (33-72114) on
                                                                                   Form 10-K filed
                                                                                   on March 31,
                                                                                   1996

10.1           Warrant Registration Rights Agreement, dated as of July 30,         Exhibit 10.1 to
               1993, among the Company, Cinemark International, Inc.               the Company's
               ("Cinemark International"), New Wave Investments A.V.V.             Registration
               ("New Wave") and the purchasers of the warrants named on the        Statement (33-
               signature pages thereof.                                            72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994








10.2           Warrant Certificates.                                               Exhibit 10.2 to
                                                                                   the Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994
10.3           Shareholder Agreement, dated July 30, 1993, among the               Exhibit 10.3 to
               Company, Cinemark International and New Wave.                       the Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994


10.4(a)        Subscription Agreement, dated as of July 30, 1993, between the      Exhibit 10.4 to
               Company and Cinemark International                                  the Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994



10.4(b)        Subscription Agreement dated as of December 31, 1994 between        Exhibit 10.4(a) to
               the Company and Cinemark International                              Company's
                                                                                   Annual Report
                                                                                   (33-72114) on
                                                                                   Form 10-K filed
                                                                                   on March 27,
                                                                                   1995
10.4(c)        Subscription Agreement dated as of September 30, 1996 between       Page _____
               the Company and Cinemark International


10.5(a)        Subscription Agreement, dated as of July 30, 1993, between the      Exhibit 10.5 to
               Company and New Wave.                                               the Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994








10.5(b)        Subscription Agreement, dated as of January 10, 1995, between       Exhibit 10.5(b) to
               the Company and New Wave                                            the Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   March 31, 1996
10.5(c)        Subscription Agreement dated as of January 9, 1997 between the      Page _____
               Company and New Wave
10.6           Indenture, dated as of June 10, 1992, between Cinemark USA,         Exhibit 10.6 to
               Inc. ("Cinemark USA") and NationsBank of Texas, N.A., as            the Company's
               trustee, relating to Cinemark USA's 12% Senior Notes due June       Registration
               1, 2002.                                                            Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994
10.7           Management Agreement, dated as of July 28, 1993, between            Exhibit 10.7 to
               Cinemark USA and the Company.                                       the Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994
10.8           Management Agreement, dated as of September 10, 1992,               Exhibit 10.8 to
               between Cinemark USA and Cinemark de Mexico.                        the Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994
10.9           Cinemark Mexico (USA), Inc. Nonqualified Stock Option Plan.         Exhibit 10.9 to
                                                                                   the Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994
10.10          Tax Sharing Agreement dated as of July 28, 1993, between            Exhibit 10.10 to
               Cinemark USA and the Company.                                       the Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   November 24,
                                                                                   1994







10.11(a)       Senior Secured Credit Agreement dated as of December 4, 1995        Exhibit 10.11(a)
               among the Company, Cinemark de Mexico and Cinemark                  to the Company's
               International.                                                      Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   March 31, 1996
10.11(b)       Note of Cinemark Mexico dated December 4, 1996 payable to           Exhibit 10.11(b)
               Cinemark International in a principal amount of up to $10.0         to the Company's
               million                                                             Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   March 31, 1996
10.11(c)       Note of Cinemark de Mexico dated February 14, 1996 payable to       Exhibit 10.11(c)
               Cinemark Mexico in the principal amount of $3,650,000               to the Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   March 31, 1996

10.11(d)       Note of Cinemark de Mexico dated February 27, 1996 payable to       Exhibit 10.11(d)
               Cinemark Mexico in the principal amount of $450,000                 to the Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   March 31, 1996

10.11(e)       Note of Cinemark de Mexico dated March 22, 1996 payable to          Exhibit 10.11(e)
               Cinemark Mexico in the principal amount of $1,000,000               to the Company's
                                                                                   Registration
                                                                                   Statement (33-
                                                                                   72114) on Form
                                                                                   S-4 filed on
                                                                                   March 31, 1996

10.11(f)       First Amendment to Senior Credit Facility dated September 30,       Page ____
               1996 among Cinemark International, the Company and
               Cinemark de Mexico
10.12          Series D Registration Rights Agreement dated September 30,          Page ____
               1996 between the Company and the holders of Series D Notes
12             Computation of Ratio of Earnings to Fixed Charges.                  Page ______
21             Subsidiaries of the Company.                                        Page ______