Form 10-Q
period 1997-03-31
CINEMARK MEXICO USA INC
filed 1997-05-13
CIK 910280

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                             FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ The Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on March 28, 1994.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  4,108,464 shares of Common Stock (including options to acquire 835 shares of common stock exercisable within 60 days of such date) as of May 12, 1997

            CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

                               Index

                                                                       Page

PART I         FINANCIAL INFORMATION

    Item 1.      Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   March 31, 1997 (unaudited) and December 31, 1996      3

                   Condensed Consolidated Statements of Income
                   (unaudited) for the three month periods
                   ended March 31, 1997 and 1996                         4

                   Condensed Consolidated Statements of Cash Flows (unaudited) for the three month periods ended
                   March 31, 1997 and 1996                               5

                   Notes to Condensed Consolidated Financial
                   Statements                                            6

    Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     7

PART II          OTHER INFORMATION

    Item 5.      Other Information                                       12

    Item 6(b).   Reports on Form 8-K                                     12

SIGNATURES                                                               16


                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                           MARCH 31,      DECEMBER 31,
                                                                             1997            1996

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                             $  8,895,057    $ 10,362,911
   Inventories                                                                313,488         109,055
   Value added tax refunds and other receivables                            2,418,253       2,186,814
   Prepaid expenses and other                                                 366,283         644,250
                                                                         ----------------------------
      Total current assets                                                 11,993,081      13,303,030

THEATRE PROPERTIES AND EQUIPMENT                                           32,159,142      28,868,387
   Less accumulated depreciation and amortization                          (2,699,996)     (2,429,362)
                                                                         ----------------------------
     Theatre property and equipment - net                                  29,459,146      26,439,025

OTHER ASSETS:
   Advanced Rents                                                           2,485,600       2,537,374
   Deferred taxes and other                                                 2,426,201         853,915
                                                                         ----------------------------
      Total other assets                                                    4,911,801       3,391,289
                                                                         ----------------------------
      TOTAL                                                              $ 46,364,028    $ 43,133,344
                                                                         ============================



                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                 $  3,633,794    $  2,802,727
   Accrued interest                                                           581,014         771,327
   Income taxes payable                                                     1,178,042              --
                                                                         ----------------------------
      Total current liabilities                                             5,392,850       3,574,054

LONG-TERM LIABILITIES:
   12% senior subordinated notes, due 2003                                 26,821,300      25,710,900
   Senior secured credit notes - Cinemark International, Inc.              11,323,578      10,919,761
   Deferred lease expense                                                     413,635         332,042
                                                                         ----------------------------
      Total long-term liabilities                                          38,558,513      36,962,703


COMMON STOCK WARRANTS                                                         200,729         200,729

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000 authorized,
    4,108,464 and 4,044,432 issued and outstanding, respectively                4,108           4,044
   Additional paid-in capital                                              23,387,078      23,146,551
   Unearned compensation - stock options                                      (36,797)        (37,658)
   Accumulated deficit                                                    (10,011,998)     (9,586,624)
   Cumulative foreign currency translation adjustment                     (11,130,455)    (11,130,455)
                                                                         ----------------------------
      Total shareholders' equity                                            2,211,936       2,395,858
                                                                         ----------------------------
      TOTAL                                                              $ 46,364,028    $ 43,133,344
                                                                         ============================

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                         THREE MONTHS ENDED MARCH 31,
                                             1997           1996


REVENUES:
     Admissions                          $ 4,194,996    $ 2,584,286
     Concessions                           2,254,125      1,333,242
     Other                                   255,926         43,186
                                         --------------------------
       Total                               6,705,047      3,960,714

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                          1,876,115      1,227,665
     Concession supplies                     801,984        437,545
     Salaries and wages                      683,428        533,749
     Facility leases                         806,728        581,954
     Advertising                             103,501         69,659
     Utilities and other                     934,122        511,292
                                         --------------------------
   Total                                   5,205,878      3,361,864
   General and administrative expenses       477,110        406,576
   Depreciation                              270,886        248,689
                                         --------------------------
      Total                                5,953,874      4,017,129
                                         --------------------------

OPERATING INCOME (LOSS)                      751,173        (56,415)

OTHER INCOME (EXPENSE):
   Interest expense                       (1,361,030)      (803,869)
   Amortization of debt issue cost           (26,731)       (24,811)
   Amortization of debt discount                  --        (45,085)
   Foreign currency exchange gain (loss)      31,883        (14,374)
   Interest income                           189,160         27,709
                                         --------------------------
     Total                                (1,166,718)      (860,430)
                                         --------------------------

LOSS BEFORE INCOME TAXES                    (415,545)      (916,845)

INCOME TAXES                                   9,829         58,534
                                         --------------------------

NET LOSS                                 $  (425,374)   $  (975,379)
                                         ==========================



   See Accompanying Notes to the Condensed Consolidated Financial Statements

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)



                                                    THREE MONTHS ENDED MARCH 31,
                                                       1997            1996

OPERATIONS:
Net loss                                          $   (425,374)   $   (975,379)
Noncash items in net loss:
   Depreciation                                        270,886         248,689
   Amortization                                         26,731          69,896
   Deferred lease expense                               81,593          19,310
   Amortization of prepaid leases                      114,282              --
   Debt issued for accrued interest                  1,514,217              --
   Amortized compensation - stock options                  861             861
Cash from (used for) operating working
   capital:
   Inventories                                        (204,433)         (1,129)
   Value added tax refund and other receivables         46,528        (205,783)
   Accounts payable and accrued expenses               831,067        (137,901)
   Accrued interest                                   (190,313)       (540,131)
   Income taxes payable                              1,178,042              --
   Accounts payable affiliates                              --         229,275
                                                  ----------------------------
      Net cash from (used for) operations            3,244,087      (1,292,292)

INVESTING ACTIVITIES:
   Additions to theatre properties                  (3,291,007)     (2,913,934)
   Increase in other assets                         (1,661,525)       (310,064)
                                                  ----------------------------
      Net cash used for investing activities        (4,952,532)     (3,223,998)

FINANCING ACTIVITIES:
   Increase in long-term debt                               --       3,950,000
   Sale of common stock                                240,591              --
                                                  ----------------------------
      Net cash from financing activities               240,591       3,950,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                     --         360,420
                                                  ----------------------------

DECREASE IN CASH AND CASH EQUIVALENTS               (1,467,854)       (205,870)
CASH AND CASH EQUIVALENTS:
   Beginning of period                              10,362,911       1,423,029
                                                  ----------------------------
   End of period                                  $  8,895,057    $  1,217,159
                                                  ============================

SUPPLEMENTAL INFORMATION:
  Cash paid for interest                          $      3,853    $  1,344,000
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

      These financial statements should be read in conjunction with the audited annual financial statements and the notes thereto for the year ended December 31, 1996 included in the Annual Report filed on Form 10-K by the Company under the Securities Exchange Act of 1934 on March 31, 1997.

      Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be achieved for the full year.

2.  FAS 52 - HIGHLY INFLATIONAL ECONOMIES

      Beginning in 1997, generally accepted accounting principals require that the U.S. dollar be used as the functional currency of the Company's Mexican subsidiary for U.S. reporting purposes. As a result, fluctuations in the peso during 1997 affecting the Company's investment in Mexico will be charged to exchange gain or loss rather than to the cumulative adjustment account.

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

                                                  % OF REVENUES
                                           -----------------------
                                              THREE MONTHS ENDED
                                                    MARCH 31,

                                               1997         1996

   Revenues:
     Admissions                                62.6       65.2
     Concessions                               33.6       33.7
     Other                                      3.8        1.1
                                                ---        ---
   Total revenues                             100.0      100.0
   Cost of operations                          77.6       84.9
   General and administrative expenses          7.1       10.3
   Depreciation and amortization                4.0        6.3
   Operating income (loss)                     11.2      (1.4)
   Interest expense                            20.7       22.1
   Loss before income taxes                    (6.2)    (23.1)
   Net loss                                    (6.3)    (24.6)

REVENUES

     Revenues for the quarter ended March 31, 1997 increased 69.3% to $6.7 million from $4.0 million in the first quarter of 1996. The increase in revenues for the quarter is attributed to a 50.4% increase in attendance during the quarter resulting from the addition of 22 screens since first quarter of 1996 and a strong industry performance. Revenues have also been affected by a combined increase of 14.1% in admission and concession revenues per patron.

COST OF OPERATIONS

    Costs of operations as a percentage of revenues were 77.6% for the first quarter of 1997 versus 84.9% for the first quarter of 1996. The decrease as a percentage of revenues resulted primarily from decreases in film expense as a percentage of admission revenues to 44.7% in 1997 from 47.5% in 1996, a decrease in salaries and wages as a percentage of revenues to 10.2% in 1997 from 13.5% in 1996, and a decrease in facility leases as a percentage of revenues to 12.0% in 1997 from 14.7% in 1996. These decreases were partially offset by an increase in concession supplies as a percentage of concession revenues to 35.6% in 1997 from 32.8% in 1996 and an increase in utilities and other as a percentage of revenues to 13.9% in 1997 from 12.9% in 1996.

GENERAL AND ADMINISTRATIVE EXPENSES

    Cinemark de Mexico conducts its real estate and administrative operations from its Mexico City office. General and administrative expenses incurred during the first quarter of 1997 decreased as a percentage of revenues to 7.1% from 10.3% in the first quarter of 1996. In absolute terms, general and administrative expenses increased to $.5 million for the first quarter of 1997 from $.4 million for the first quarter of 1996. The increase in general and administrative expenses is attributable to an increase in the management fee, resulting from the increase in total revenues during the first quarter of 1997, paid to Cinemark USA (5% of revenues). The increase was offset by a decrease in costs incurred by the Mexico City office for travel expenses, legal fees and consulting fees.

INTEREST EXPENSE

      Total interest costs incurred (including amortization of debt issue costs and discount) for the first quarter of 1997 increased to $1.4 million from $.9 million for first quarter of 1996. The increase is primarily a result of additional borrowings under the Company's senior debt facility.

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

INFLATION AND FOREIGN CURRENCY

   The Company has invested approximately $40.5 million in Cinemark de Mexico to fund development. Due to the devaluation of the Mexican currency, pesos, that began in December 1994, the Company has recognized a $11.1 million unrealized cumulative translation loss adjustment in equity at March 31, 1997. The Company's debt and certain of its current theatre lease rent is denominated in U.S. dollars while revenues are in Mexican pesos. Additionally, almost all of the equipment and interior finish materials of the Company's new theatres have been imported from the U.S. As a result of the devaluation, certain costs of the Company (principally equipment, interest and lease expenses) have almost doubled in relation to the Company's revenues. The Company plans to raise prices over time in an attempt to compensate for the devaluation. Currently, however, management does not believe that it can raise prices sufficiently to offset the devaluation without dramatically reducing patronage and concession consumption. The devaluation has significantly impacted the Mexican economy and will affect the short term profitability of the theatres. Additionally, the lack of available capital in the Mexican market as a result of a significant rise in the interest rates has reduced the availability of developer financing on future projects resulting in a reduction in the rate of expansion initially anticipated by the Company. In 1997, generally accepted accounting principles require that the U.S. dollar be used as the functional currency of the Company's foreign subsidiary for U.S. reporting purposes. Thus, fluctuations in the peso during 1997 that affect the Company's investment will be charged to exchange gain or loss rather than to the cumulative adjustment account. The exchange rate during 1997 through May 12, 1997 has been stable at N$7.9 to $1.

LIQUIDITY AND CAPITAL RESOURCES

   Cinemark de Mexico's revenues are collected in cash, primarily through box office admissions and the sale of concession items.

   The Company's strategy is to enter into leases with terms of 15 to 20 years plus renewal options for the development of theatre facilities instead of purchasing them due to the lower capital requirements for developing a leasehold theatre. A typical leasehold theatre requires a capital outlay of approximately $100,000 to $200,000 per screen, representing the costs of equipment and interior finish out, whereas, the development of a fee owned or ground lease theatre is estimated to range between $4.0 million and $10.0 million, per theatre. The Company attempts to obtain lease terms that are typically built-to-suit construction obligations with Cinemark de Mexico being responsible for theatre equipment. However, due to inability of landlords to obtain financing in Mexico, many landlords have requested Cinemark de Mexico to contribute to the cost of construction and recapture such contributions (with interest) through rent abatements. Management has in the past and may in the future make, such contributions to construction in markets it deems appropriate. The Company will also consider a desirable location on a fee or ground lease basis if there is no developer willing to construct the theatre on the site on terms acceptable to the Company. In such events, the Company may consider alternative financing sources allowed under the Indenture governing the Notes (the "Indenture"), such as additional borrowings, sales of equity or entering into joint ventures.

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

   The indenture for the Old and New Notes allows for the incurrence of $10.0 million of senior debt. On December 4, 1995, the Company entered into the Mexico Senior Credit Facility allowing for the borrowing of $10 million of senior secured debt from Cinemark International to fund Cinemark de Mexico's capital needs for theatre construction. The Mexico Senior Credit Facility permits the Company to relend to Cinemark de Mexico any funds borrowed to finance construction of uncompleted locations, the acquisition and installation of furniture, fixtures and equipment of such locations and for general corporate purposes and working capital. The Company has fully drawn the $10.0 million available under the Mexico Senior Credit Facility.

   At May 12, 1997, Cinemark de Mexico was operating eleven theatres (114 screens), had one theatre (15 screens) under construction and two theatres (20 screens) under commitment with executed leases. The construction of these theatres will require additional capital expenditures by the Company of approximately $16.0 million which will be funded with cash currently available and cash flow from operations. Funding beyond these sources required to construct theses and additional theatres is subject to Cinemark de Mexico achieving sufficient levels of cash flow from operations or raising additional equity.

PART II.   OTHER INFORMATION

ITEM 5.      OTHER INFORMATION

             Supplemental Schedules specified by the Senior Notes indenture:

                Condensed Consolidating Balance Sheet
                (unaudited) as of March 31, 1997

                Condensed Consolidating Statement of
                Income (unaudited) for the three months
                ended March 31, 1997

                Condensed Consolidating Statement of Cash Flow (unaudited) for the three months ended March 31, 1997

ITEM 6(B)    REPORTS ON FORM 8-K

                No reports have been filed by Registrant during the quarter for which this report is filed.

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 1997
                                  (Unaudited)



                                                             Cinemark Mexico    Cinemark
                                                                USA, Inc.       de Mexico    Eliminations        TOTAL

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $  6,739,442    $  2,155,615    $         --    $  8,895,057
   Inventories                                                         --         313,488              --         313,488
   Value added tax refunds and other                              155,772       2,262,481              --       2,418,253
   Prepaid expenses and other                                          --         366,283              --         366,283
                                                             ------------------------------------------------------------
      Total current assets                                      6,895,214       5,097,867              --      11,993,081

THEATRE PROPERTIES AND EQUIPMENT                                       --      32,159,142              --      32,159,142
   Less accumulated depreciation and amortization                      --      (2,699,996)             --      (2,699,996)
                                                             ------------------------------------------------------------
      Theatre properties and equipment - net                           --      29,459,146              --      29,459,146

OTHER ASSETS:
   Investment in and advances to affiliate                     (8,552,314)             --       8,552,314              --
   Deferred charges and other                                   2,111,874       2,799,927              --       4,911,801
   Advances and notes                                          41,874,225              --     (41,874,225)             --
                                                             ------------------------------------------------------------
      Total other assets                                       35,433,785       2,799,927     (33,321,911)      4,911,801
                                                             ------------------------------------------------------------
      TOTAL                                                  $ 42,328,999    $ 37,356,940    $(33,321,911)   $ 46,364,028
                                                             ============================================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $     12,400    $  3,621,394    $         --    $  3,633,794
   Accrued interest                                               581,014              --              --         581,014
   Income taxes payable                                         1,178,042              --              --       1,178,042
                                                             ------------------------------------------------------------
      Total current liabilities                                 1,771,456       3,621,394              --       5,392,850

LONG-TERM LIABILITIES:
   12% senior subordinated notes                               26,821,300              --              --      26,821,300
   Intercompany advances                                               --      41,874,225     (41,874,225)             --
   Senior secured notes                                        11,323,578              --              --      11,323,578
   Deferred lease expense                                              --         413,635              --         413,635
                                                             ------------------------------------------------------------
                                                               38,144,878      42,287,860     (41,874,225)     38,558,513

COMMON STOCK WARRANTS                                             200,729              --              --         200,729

SHAREHOLDERS' EQUITY:
   Common stock                                                     4,108              --              --           4,108
   Additional paid-in capital                                  23,387,078      10,750,000     (10,750,000)     23,387,078
   Unearned compensation - stock options                          (36,797)             --              --         (36,797)
   Accumulated deficit                                        (10,011,998)    (19,974,762)     19,974,762     (10,011,998)
   Cumulative foreign currency translation adjustment         (11,130,455)        672,448        (672,448)    (11,130,455)
                                                             ------------------------------------------------------------
      Total shareholders' equity                                2,211,936      (8,552,314)      8,552,314       2,211,936
                                                             ------------------------------------------------------------

      TOTAL                                                  $ 42,328,999    $ 37,356,940    $(33,321,911)   $ 46,364,028
                                                             ============================================================


                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)




                                          Cinemark Mexico   Cinemark
                                             USA, Inc.      de Mexico   Eliminations      TOTAL

REVENUES:
   Admissions                             $        --    $ 4,194,996    $        --    $ 4,194,996
   Concessions                                     --      2,254,125             --      2,254,125
   Other                                           --        255,926             --        255,926
                                          --------------------------------------------------------
     Total                                         --      6,705,047             --      6,705,047


COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                  --      1,876,115             --      1,876,115
     Concession supplies                           --        801,984             --        801,984
     Salaries and wages                            --        683,428             --        683,428
     Facility leases                               --        806,728             --        806,728
     Advertising                                   --        103,501             --        103,501
     Utilities and other                           --        934,122             --        934,122
                                         ---------------------------------------------------------
      Total                                        --      5,205,878             --      5,205,878
    General and administrative expenses         3,186        473,924             --        477,110
    Depreciation                                   --        270,886             --        270,886
                                         ---------------------------------------------------------
      Total                                     3,186      5,950,688             --      5,953,874
                                         ---------------------------------------------------------

OPERATING INCOME (LOSS)                        (3,186)       754,359             --        751,173

OTHER INCOME (EXPENSE):
   Interest expense                        (1,312,736)    (1,223,404)     1,175,110     (1,361,030)
   Amortization of debt issue cost            (26,731)            --             --        (26,731)
   Foreign currency exchange gain                  --         31,883             --         31,883
   Interest income                          1,277,832         86,438     (1,175,110)       189,160
   Equity in loss of subsidiary              (350,724)            --        350,724             --
                                         ---------------------------------------------------------
      Total                                  (412,359)    (1,105,083)       350,724     (1,166,718)
                                         ---------------------------------------------------------

LOSS BEFORE INCOME TAXES                     (415,545)      (350,724)       350,724       (415,545)

INCOME TAXES                                    9,829             --             --          9,829
                                         ---------------------------------------------------------

NET LOSS                                  $  (425,374)   $  (350,724)   $   350,724    $  (425,374)
                                         =========================================================

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (Unaudited)



                                                  Cinemark Mexico    Cinemark
                                                     USA, Inc.       de Mexico    Eliminations        TOTAL

OPERATIONS:
Net loss                                          $   (425,374)   $   (350,724)   $    350,724    $   (425,374)
Noncash items in net loss:
   Depreciation                                             --         270,886              --         270,886
   Amortization                                         26,731              --              --          26,731
   Deferred lease expense                                   --          81,593              --          81,593
   Amortization of prepaid leases                           --         114,282              --         114,282
   Debt issued for accrued interest                  1,514,217              --              --       1,514,217
   Amortized compensation - stock options                  861              --              --             861
   Equity in loss of subsidiary                        350,724              --        (350,724)             --
Cash from (used for) operating working capital:
   Inventories                                              --        (204,433)             --        (204,433)
   Value added tax and other                           239,934        (193,406)             --          46,528
   Accounts payable and accrued expenses               (21,200)        852,267              --         831,067
   Accrued interest expense                           (190,313)             --              --        (190,313)
   Income taxes payable                              1,178,042              --              --       1,178,042
                                                 -------------------------------------------------------------
      Net cash from operations                       2,673,622         570,465              --       3,244,087

INVESTING ACTIVITIES:
   Additions to theatre properties                          --      (3,291,007)             --      (3,291,007)
   Increase in other assets                         (2,682,268)       (229,257)      1,250,000      (1,661,525)
   Intercompany advances                            (2,166,085)             --       2,166,085              --
                                                 -------------------------------------------------------------
      Net cash used for investing activities        (4,848,353)     (3,520,264)      3,416,085      (4,952,532)

FINANCING ACTIVITIES:
   Capital contributions                                    --       1,250,000      (1,250,000)             --
   Sale of common stock                                240,591              --              --         240,591
   Intercompany advances                                    --       2,166,085      (2,166,085)             --
                                                 -------------------------------------------------------------
      Net cash from financing activities               240,591       3,416,085      (3,416,085)        240,591


INCREASE (DECREASE) IN CASH                         (1,934,140)        466,286              --      (1,467,854)
CASH:
   Beginning of period                               8,673,582       1,689,329              --      10,362,911
                                                 -------------------------------------------------------------
   End of period                                  $  6,739,442    $  2,155,615              --    $  8,895,057
                                                 =============================================================



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                    CINEMARK MEXICO (USA), INC.

                                   Registrant

DATE:      May 12, 1997

                                    Jeffrey J. Stedman/
                                    ---------------------
                                    Jeffrey J. Stedman
                                    Vice President and
                                    Chief Financial Officer