Form 10-Q
period 1997-06-30
CINEMARK MEXICO USA INC
filed 1997-08-14
CIK 910280

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

            4,109,299 shares of Common Stock (including options to
             acquire 835 shares of common stock exercisable within
                 60 days of such date) as of August 11, 1997.

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

                                     Index

                                                                           Page

PART I.        FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Condensed Consolidated Balance Sheets as of
               June 30, 1997 (unaudited) and December 31, 1996               3

               Condensed Consolidated Statements of Income
               (unaudited) for the three and six month periods
               ended June 30, 1997 and 1996                                  4

               Condensed Consolidated Statements of Cash Flows
               (unaudited) for the six month periods ended
               June 30, 1997 and 1996                                        5

               Notes to Condensed Consolidated Financial
               Statements                                                    6

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           7

PART II.       OTHER INFORMATION

    Item 5.    Other Information                                             12

    Item 6(b). Reports on Form 8-K                                           12

SIGNATURES                                                                   16

Part I.   Financial Information
Item 1.   Financial Statements

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                   JUNE 30,     DECEMBER 31,
                                                                                                     1997            1996
                                                                                               ------------------------------
                                                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                    $  6,362,074    $ 10,362,911
   Inventories                                                                                       281,902         109,055
   Value added tax refunds and other receivables                                                   3,133,535       2,186,814
   Prepaid expenses and other                                                                        357,519         644,250
                                                                                                -----------------------------
      Total current assets                                                                        10,135,030      13,303,030

THEATRE PROPERTIES AND EQUIPMENT                                                                  34,852,836      28,868,387
   Less accumulated depreciation and amortization                                                 (2,964,421)     (2,429,362)
                                                                                                -----------------------------
     Theatre properties and equipment - net                                                       31,888,415      26,439,025

OTHER ASSETS:
   Advanced Rents                                                                                  2,412,061       2,537,374
   Deferred taxes and other                                                                        3,074,679         853,915
                                                                                                -----------------------------
      Total other assets                                                                           5,486,740       3,391,289
                                                                                                -----------------------------
      TOTAL                                                                                     $ 47,510,185    $ 43,133,344
                                                                                                =============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                        $  3,759,091    $  2,802,727
   Accrued interest                                                                                1,452,706         771,327
   Income taxes payable                                                                            1,178,042
                                                                                                -----------------------------
      Total current liabilities                                                                    6,389,839       3,574,054

LONG-TERM LIABILITIES:
   Senior secured credit notes - Cinemark International, Inc.                                     11,249,255      10,919,761
   12% senior subordinated notes, due 2003                                                        26,821,300      25,710,900
   Deferred lease expense                                                                            495,227         332,042
                                                                                                -----------------------------
      Total long-term liabilities                                                                 38,565,782      36,962,703

COMMON STOCK WARRANTS                                                                                200,729         200,729

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000 shares authorized,
   4,108,464 and 4,044,432 shares issued and outstanding, respectively                                 4,108           4,044
   Additional paid-in capital                                                                     23,387,078      23,146,551
   Unearned compensation - stock options                                                             (35,467)        (37,658)
   Accumulated deficit                                                                            (9,871,429)     (9,586,624)
   Cumulative foreign currency translation adjustment                                            (11,130,455)    (11,130,455)
                                                                                                -----------------------------
      Total shareholders' equity                                                                   2,353,835       2,395,858
                                                                                                -----------------------------
      TOTAL                                                                                     $ 47,510,185    $ 43,133,344
                                                                                                =============================

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDING JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                         1997            1996            1997            1996
                                                                   --------------------------------------------------------------
REVENUES:

     Admissions                                                     $  4,994,231    $  3,298,198    $  9,189,227    $  5,882,484
     Concessions                                                       2,518,985       1,796,731       4,773,110       3,129,973
     Other                                                               413,726          44,771         669,652          87,957
                                                                   --------------------------------------------------------------
                                                                       7,926,942       5,139,700      14,631,989       9,100,414

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                                      2,284,111       1,457,348       4,160,226       2,685,013
     Concession supplies                                                 820,068         614,427       1,622,052       1,051,972
     Salaries and wages                                                  835,601         638,050       1,519,029       1,171,799
     Facility leases                                                     846,084         483,850       1,652,812       1,065,804
     Advertising                                                         179,226         129,795         282,727         199,454
     Utilities and other                                                 937,127         802,956       1,871,249       1,314,248
                                                                    -------------------------------------------------------------
   Total                                                               5,902,217       4,126,426      11,108,095       7,488,290
   General and administrative expenses                                   706,168         530,047       1,183,278         936,623
   Depreciation                                                          264,269         250,121         535,155         498,810
                                                                    -------------------------------------------------------------
      Total                                                            6,872,654       4,906,594      12,826,528       8,923,723
                                                                    -------------------------------------------------------------

OPERATING INCOME                                                       1,054,288         233,106       1,805,461         176,691
OTHER INCOME (EXPENSE):
   Interest expense                                                   (1,052,859)       (902,942)     (2,413,889)     (1,706,811)
   Amortization of debt issue cost                                       (26,732)        (24,810)        (53,463)        (49,621)
   Amortization of debt discount                                            --           (46,039)           --           (91,124)
   Foreign currency exchange gain (loss)                                  (9,519)        (34,466)         22,364         (48,840)
   Interest income                                                       175,391          23,529         364,551          51,238
                                                                    -------------------------------------------------------------
     Total                                                              (913,719)       (984,728)     (2,080,437)     (1,845,158)

NET INCOME (LOSS) BEFORE INCOME TAXES                                    140,569        (751,622)       (274,976)     (1,668,467)

INCOME TAXES                                                                --            49,973           9,829         108,507
                                                                    -------------------------------------------------------------
NET INCOME (LOSS)                                                   $    140,569    $   (801,595)   $   (284,805)   $ (1,776,974)
                                                                    =============================================================

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                  CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                      1997            1996
                                                                  -----------------------------

OPERATIONS:
Net loss                                                          $   (284,805)   $ (1,776,974)
Noncash items in net loss:
   Depreciation                                                        535,155         498,810
   Amortization                                                         53,463         140,745
   Deferred lease expense                                              163,185          38,620
   Amortization of prepaid leases and stock option compensation        236,805           1,722
   Debt issued for accrued interest                                  1,857,389            --
Cash from (used for) operating working capital:
   Inventories                                                        (172,847)        (44,610)
   Value added tax refund and other receivables                       (659,990)       (573,969)
   Accounts payable and accrued expenses                               956,364         869,734
   Accrued interest                                                    263,884         362,811
   Income taxes payable                                              1,178,042         108,507
                                                                  -----------------------------
      Net cash from (used for) operations                            4,126,645        (374,604)

INVESTING ACTIVITIES:
   Additions to theatre properties                                  (5,984,545)     (5,733,152)
   Increase in other assets                                         (2,383,528)       (685,196)
                                                                  -----------------------------
      Net cash used for investing activities                        (8,368,073)     (6,418,348)

FINANCING ACTIVITIES:
   Increase in long-term debt                                             --         6,450,000
   Sale of common stock                                                240,591            --
                                                                  -----------------------------
      Net cash from financing activities                               240,591       6,450,000

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                   --            83,220
                                                                  -----------------------------

DECREASE IN CASH AND CASH EQUIVALENTS                               (4,000,837)       (259,732)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                              10,362,911       1,423,029
                                                                  -----------------------------

   End of period                                                  $  6,362,074    $  1,163,297
                                                                  =============================

SUPPLEMENTAL INFORMATION:

  Cash paid for interest                                          $    431,348    $  1,344,000
                                                                  =============================


   See Accompanying Notes to the Condensed Consolidated Financial Statements

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    INTERIM FINANCIAL STATEMENTS

      The accompanying condensed consolidated financial statements have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these interim financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position, results of operations and cash flows as of and for the periods indicated.

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

      Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be achieved for the full year.

2.  FAS 52 - HIGHLY INFLATIONARY ECONOMIES

      Beginning in 1997, generally accepted accounting principals require that the U.S. dollar be used as the functional currency of the Company's Mexican subsidiary for U.S. reporting purposes. This change will cause fluctuations in the peso during 1997 affecting the Company's investment in Mexico to be charged to exchange gain or loss rather than to the cumulative adjustment account.

3.  FAS 128 - EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will be effective for the Company for the quarter and annual period ended December 31, 1997. SFAS No. 128 requires expanded disclosure of earnings per share, including presentation of basic and diluted earnings per share computations for income from continuing operations. The Company's computations of primary and fully diluted earnings per share under APB Opinion No. 15 for the three and six months ended June 30, 1997 and 1996 approximate the computation of diluted earnings per share under SFAS No. 128.

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

                                              % OF REVENUES

                                 -------------------------------------
                                 THREE MONTHS ENDED  SIX MONTHS ENDED
                                     JUNE 30,            JUNE 30,

                                   1997      1996      1997      1996
                                  ------    ------    ------    ------

Revenues:
  Admissions                        63.0      64.2      62.8      64.6
  Concessions                       31.8      35.0      32.6      34.4
  Other                              5.2        .8       4.6       1.0
                                 --------------------------------------
Total revenues                     100.0     100.0     100.0     100.0
Cost of operations                  74.5      80.3      75.9      82.3
General and
 administrative expenses             8.9      10.3       8.1      10.3
Depreciation and
 amortization                        3.3       4.9       3.7       5.5
Operating income (loss)             13.3       4.5      12.3       1.9
Interest expense                    13.6      19.0      16.9      20.3
Income before income taxes           1.8     (14.6)     (1.9)    (18.3)
Net loss                             1.8     (15.6)     (1.9)    (19.5)

REVENUES

     Revenues for the quarter ended June 30, 1997 increased 54.2% to $7.9 million from $5.1 million in the second quarter of 1996. Revenues for the six month period ended June 30, 1997 (the "1997 Period") increased 60.8% to $14.6 million from $9.1 million in the six month period ended June 30, 1996 (the "1996 Period"). The increase in revenues for the quarter and six month period is attributed in part to a 35.6% increase in attendance during the first six months of 1997, resulting from both strong industry performance and the 22 screens opened during the second quarter of 1996. Revenues have also been affected by a combined increase of 14.3% in admission and concession revenues per patron.

COST OF OPERATIONS

    Costs of operations as a percentage of revenues were 74.5% for the second quarter of 1997 versus 80.3% for the second quarter of 1996. The decrease as a percentage of revenues resulted primarily from decreases in concessions supplies as a percentage of concession revenues to 32.6% from 34.2% in 1996, a decrease in salaries and wages as a percentage of revenues to 10.5% from 12.4% in 1996 and a decrease in utilities and other as a percentage of revenues to 11.8% from 15.6% in 1996, partially offset by an increase in film expense as a percentage of admission revenues to 45.7% from 44.2% in 1996 and an increase in facility lease expense to 10.7% from 9.4% in 1996.

    Costs of operations as a percentage of revenues were 75.9% for the 1997 Period versus 82.3% for the 1996 Period. The decrease as a percentage of revenues resulted primarily from a decrease in salaries and wages as a percentage in revenues to 10.4% from 12.9% in the 1996 Period and a decrease in utilities as a percentage of revenues to 12.8% from 14.4% in the 1996 Period.

GENERAL AND ADMINISTRATIVE EXPENSES

    Cinemark de Mexico conducts its real estate and administrative operations from its Mexico City office. General and administrative expenses incurred during the second quarter of 1997 decreased as a percentage of revenues to 8.9% from 10.3% in the second quarter of 1996. Similarly, general and administrative expenses decreased as a percentage of revenues to 8.1% for the 1997 Period from 10.3% for the 1996 Period. In absolute terms, general and administrative expenses increased to $.7 million for the second quarter of 1997 from $.5 million for the second quarter of 1996, and increased to $1.2 million for the 1997 Period from $.9 million for the 1996 Period. The increase in general and administrative expenses is attributable to an increase in the management fee, resulting from the increase in total revenues during the second quarter of 1997 and the 1997 Period, paid to Cinemark USA (5% of revenues). The increase was offset by a decrease in costs incurred by the Mexico City office for travel expenses, legal fees and consulting fees.

INTEREST EXPENSE

      Total interest costs incurred (including amortization of debt issue costs and discount) for the second quarter of 1997 increased to $1.1 million from $1.0 million for second quarter of 1996. Total interest costs incurred for the 1997 Period increased to $2.5 million from $1.8 million for the 1996 Period. The increase is primarily the result of additional borrowing under the Company's senior debt facility and issuance of additional debt for interest payments.

INCOME TAXES

    The Company has provided income taxes under FASB 109. The Company will file a consolidated U.S. federal income tax return with Cinemark USA. Income tax expense has been recorded primarily related to the income and losses attributable to Cinemark Mexico (USA). The tax benefit of the loss generated by Cinemark de Mexico, which files a separate tax return in Mexico, has been fully reserved and will be realized in future periods as Cinemark de Mexico begins generating a profit from operations.

INFLATION AND FOREIGN CURRENCY

   The Company has invested approximately $43 million in Cinemark de Mexico to fund development. Due to the devaluation of the Mexican currency, pesos, that began in December 1994, the Company has recognized a $11.1 million unrealized cumulative translation loss adjustment in equity at June 30, 1997. The Company's debt and certain of its current theatre lease rent is denominated in U.S. dollars while revenues are in Mexican pesos. Additionally, almost all of the equipment and interior finish materials of the Company's new theatres have been imported from the U.S. As a result of the devaluation, certain costs of the Company (principally equipment, interest and lease expenses) have almost doubled in relation to the Company's revenues. The Company plans to raise prices over time in an attempt to compensate for the devaluation. Currently, however, management does not believe that it can raise prices sufficiently to offset the devaluation without dramatically reducing patronage and concession consumption. The devaluation has significantly impacted the Mexican economy and will affect the short term profitability of the theatres. Additionally, the lack of available capital in the Mexican market as a result of a significant rise in the interest rates has reduced the availability of developer financing on future projects resulting in a reduction in the rate of expansion initially anticipated by the Company. In 1997, generally accepted accounting principles require that the US dollar be used as the functional currency of the Company's foreign subsidiary for U.S. reporting purposes. Thus, fluctuations in the peso during 1997 that affect the Company's investment will be charged to exchange gain or loss rather than to the cumulative adjustment account. The exchange rate during 1997 through August 1997 has remained stable at approximately N$7.8 to $1.

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

   On September 30, 1996, the Company exchanged new notes (New Notes) in exchange for the Cinemark Mexico Old Notes (which included the $2 million issued in May of 1994). The New Notes are Senior Subordinated Notes due 2003 with an annual stated interest rate of 12% payable semiannually on February 1 and August 1. The Company has the ability to issue additional notes, subject to the same terms as the New Notes, in payment of interest due on any of the semiannual interest payment dates through February 1, 2000. If the Company elects to exercise this option, the interest rate for the applicable semiannual period for which the additional bonds are issued is accruable at 13% rather than 12%. The election is at the discretion of the Company and applies to all outstanding bonds for the relevant semiannual interest period. As of August 11, 1997, the Company has paid $2.9 million of interest due under the New Notes by issuing additional bonds. The Indenture governing the New Notes is the same as the old Indenture with certain modifications. The Indenture requires Cinemark Mexico to maintain a Cash Flow Coverage Ratio (as defined in the new Indenture) of 2.0 to 1.0 beginning after December 31, 1999. Sinking fund payments as previously described are required under the new Indenture.

         As part of the exchange agreement, the note holders agreed to receive additional notes in payment of the accrued interest due on the Old Notes for the period February 1 1996 through the date of the exchange. The interest for this period was paid at the rate of 13% per annum ($2.0 million of New Notes were issued). Additionally, the Company repurchased the majority of its outstanding warrants (94.1%) for the issuance of $1.3 million of additional New Notes. Also, Cinemark International contributed an additional $10 million of equity to Cinemark Mexico pursuant to the exchange. On January 9, 1997, New Wave Investment also acquired an additional 64,032 shares of common stock of the Company for $.3 million.

   The indenture for the Old and New Notes allows for the incurrence of $10.0 million of senior debt. On December 4, 1995, the Company entered into the Mexico Senior Credit Facility allowing for the borrowing of $10 million of senior secured debt from Cinemark International to fund Cinemark de Mexico's capital needs for theatre construction. The Mexico Senior Credit Facility permits the Company to relend to Cinemark de Mexico any funds borrowed to finance construction of uncompleted locations, the acquisition and installation of furniture, fixtures and equipment of such locations and for general corporate purposes and working capital. The Company has fully drawn the $10.0 million available under the Mexico Senior Credit Facility. As part of the exchange agreement with the Senior Subordinated Note holders, Cinemark International agreed to amend the Senior Credit Facility to permit the Company to issue additional Senior debt to Cinemark International in payment of interest. If the Company elects this option, the interest rate for the applicable period for which the additional debt is issued is accruable at 13% rather than 12%. As of August 11, 1997, the Company has paid $.9 million of interest due under the Senior Credit Facility by issuing new debt to Cinemark International.

   At August 11, 1997, Cinemark de Mexico was operating twelve theatres (129 screens), had one theatre (12 screens) under construction and two theatres (20 screens) under commitment with executed leases. The construction of these theatres will require additional capital expenditures by the Company of approximately $11.3 million which will be funded with cash currently available and cash flow from operations. Funding beyond these sources required to construct these and additional theatres is subject to Cinemark de Mexico achieving sufficient levels of cash flow from operations or raising additional equity.

PART II.       OTHER INFORMATION

     ITEM 5.   OTHER INFORMATION

               Supplemental Schedules specified by the Senior Notes indenture:

                    Condensed Consolidating Balance Sheet
                    (unaudited) as of June 30, 1997

                    Condensed Consolidating Statement of
                    Income (unaudited) for the six months
                    ended June 30, 1997

                    Condensed Consolidating Statement of
                    Cash Flow (unaudited) for the six months ended June 30, 1997

     ITEM 6(b). REPORTS ON FORM 8-K

                No reports have been filed by Registrant during the quarter for which this report is filed.

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF JUNE 30, 1997
                                  (Unaudited)

                                                             Cinemark Mexico    Cinemark
                                                                USA, Inc.       de Mexico     Eliminations       TOTAL
                                                            -------------------------------------------------------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $  4,885,058    $  1,477,016    $       --      $  6,362,074
   Inventories                                                       --           281,902            --           281,902
   Value added tax refunds and other                              155,772       2,977,763            --         3,133,535
   Prepaid expenses and other                                        --           357,519            --           357,519
                                                             -------------------------------------------------------------
      Total current assets                                      5,040,830       5,094,200            --        10,135,030

THEATRE PROPERTIES AND EQUIPMENT                                     --        34,852,836            --        34,852,836
   Less accumulated depreciation and amortization                    --        (2,964,421)           --        (2,964,421)
                                                            --------------------------------------------------------------
      Theatre properties and equipment - net                         --        31,888,415            --        31,888,415

OTHER ASSETS:
   Investment in and advances to affiliate                     (6,944,961)           --         6,944,961            --
   Deferred charges and other                                   2,085,142       3,401,598            --         5,486,740
   Advances and notes                                          43,089,657            --       (43,089,657)           --
                                                             -------------------------------------------------------------
      Total other assets                                       38,229,838       3,401,598     (36,144,696)      5,486,740
                                                             -------------------------------------------------------------

      TOTAL                                                  $ 43,270,668    $ 40,384,213    $(36,144,696)   $ 47,510,185
                                                             =============================================================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $     14,801    $  3,744,290    $       --      $  3,759,091
   Accrued interest                                             1,452,706            --              --         1,452,706
   Income taxes payable                                         1,178,042            --              --         1,178,042
                                                             -------------------------------------------------------------
      Total current liabilities                                 2,645,549       3,744,290            --         6,389,839

LONG-TERM LIABILITIES:
   Senior secured notes                                        11,249,255            --              --        11,249,255
   12% senior subordinated notes                               26,821,300            --              --        26,821,300
   Intercompany advances                                             --        43,089,657     (43,089,657)           --
   Deferred lease expense                                            --           495,227            --           495,227
                                                             -------------------------------------------------------------
                                                               38,070,555      43,584,884     (43,089,657)     38,565,782


COMMON STOCK WARRANTS                                             200,729            --              --           200,729


SHAREHOLDERS' EQUITY:
   Common stock                                                     4,108            --              --             4,108
   Additional paid-in capital                                  23,387,078      12,250,000     (12,250,000)     23,387,078
   Unearned compensation - stock options                          (35,467)           --              --           (35,467)
   Accumulated deficit                                         (9,871,429)    (19,867,409)     19,867,409      (9,871,429)
   Cumulative foreign currency translation adjustment         (11,130,455)        672,448        (672,448)    (11,130,455)
                                                             -------------------------------------------------------------
      Total shareholders' equity                                2,353,835      (6,944,961)      6,944,961       2,353,835
                                                             -------------------------------------------------------------

      TOTAL                                                  $ 43,270,668    $ 40,384,213    $(36,144,696)   $ 47,510,185
                                                             =============================================================

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)

                                           Cinemark Mexico  Cinemark
                                              USA, Inc.     de Mexico     Eliminations        TOTAL
                                          -------------------------------------------------------------
REVENUES:
   Admissions                             $       --      $  9,189,227    $       --      $  9,189,227
   Concessions                                    --         4,773,110            --         4,773,110
   Other                                          --           669,652            --           669,652
                                          -------------------------------------------------------------
     Total                                        --        14,631,989            --        14,631,989


COSTS AND EXPENSES:
   Cost of operations:
     Film rentals                                 --         4,160,226            --         4,160,226
     Concession supplies                          --         1,622,052            --         1,622,052
     Salaries and wages                           --         1,519,029            --         1,519,029
     Facility leases                              --         1,652,812            --         1,652,812
     Advertising                                  --           282,727            --           282,727
     Utilities and other                          --         1,871,249            --         1,871,249
                                          -------------------------------------------------------------
      Total                                       --        11,108,095            --        11,108,095
    General and administrative expenses          6,916       1,176,362            --         1,183,278
    Depreciation                                  --           535,155            --           535,155
                                          -------------------------------------------------------------
      Total                                      6,916      12,819,612            --        12,826,528
                                          -------------------------------------------------------------

OPERATING INCOME (LOSS)                         (6,916)      1,812,377            --         1,805,461

OTHER INCOME (EXPENSE):
   Interest expense                         (2,537,601)     (2,266,830)      2,390,542      (2,413,889)
   Amortization of debt issue cost             (53,463)           --              --           (53,463)
   Foreign currency exchange gain                 --            22,364            --            22,364
   Interest income                           2,566,375         188,718      (2,390,542)        364,551
   Equity in loss of subsidiary               (243,371)           --           243,371
                                          -------------------------------------------------------------
      Total                                   (268,060)     (2,055,748)        243,371      (2,080,437)
                                          -------------------------------------------------------------

LOSS BEFORE INCOME TAXES                      (274,976)       (243,371)        243,371        (274,976)

INCOME TAXES                                     9,829            --              --             9,829
                                          -------------------------------------------------------------

NET LOSS                                  $   (284,805)   $   (243,371)   $    243,371    $   (284,805)
                                          =============================================================


                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  (Unaudited)

                                                        Cinemark Mexico   Cinemark
                                                          USA, Inc.       de Mexico     Eliminations       TOTAL
                                                      -------------------------------------------------------------
OPERATIONS:
Net loss                                              $   (284,805)   $   (243,371)   $    243,371    $   (284,805)
Noncash items in net loss:
   Depreciation                                               --           535,155            --           535,155
   Amortization                                             53,463            --              --            53,463
   Deferred lease expense                                     --           163,185            --           163,185
   Amortization of prepaid leases and stock options        122,523         114,282            --           236,805
   Debt issued for accrued interest                      1,857,389            --              --         1,857,389
   Equity in loss of subsidiary                            243,371            --          (243,371)           --
Cash from (used for) operating working capital:
   Inventories                                                --          (172,847)           --          (172,847)
   Value added tax and other                               239,934        (899,924)           --          (659,990)
   Accounts payable and accrued expenses                   (18,799)        975,163            --           956,364
   Accrued interest expense                                263,884            --              --           263,884
   Income taxes payable                                  1,178,042            --              --         1,178,042
                                                      -------------------------------------------------------------
      Net cash from operations                           3,655,002         471,643            --         4,126,645

INVESTING ACTIVITIES:
   Additions to theatre properties                            --        (5,984,545)           --        (5,984,545)
   Increase in other assets                             (4,302,600)       (830,928)      2,750,000      (2,383,528)
   Intercompany advances                                (3,381,517)           --         3,381,517            --
                                                      -------------------------------------------------------------
      Net cash used for investing activities            (7,684,117)     (6,815,473)      6,131,517      (8,368,073)

FINANCING ACTIVITIES:
   Capital contributions                                      --         2,750,000      (2,750,000)           --
   Sale of common stock                                    240,591            --              --           240,591
   Intercompany advances                                      --         3,381,517      (3,381,517)           --
                                                      -------------------------------------------------------------
     Net cash from financing activities                    240,591       6,131,517      (6,131,517)        240,591


INCREASE (DECREASE) IN CASH                             (3,788,524)       (212,313)           --        (4,000,837)
CASH:
   Beginning of period                                   8,673,582       1,689,329            --        10,362,911
                                                      -------------------------------------------------------------

   End of period                                      $  4,885,058    $  1,477,016            --      $  6,362,074
                                                      =============================================================

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                   CINEMARK MEXICO (USA), INC.

                                   Registrant

DATE:      August 11, 1997

                                   /Jeffrey J. Stedman/

                                   ----------------------
                                   Jeffrey J. Stedman
                                   Vice President and
                                   Chief Financial Officer