Form 10-Q
period 1997-09-30
CINEMARK MEXICO USA INC
filed 1997-11-14
CIK 910280

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     4,109,299 shares of Common Stock (including options to acquire 1,670 shares of common stock exercisable within 60 days of such date) as of November 7, 1997.

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY

                                     Index

                                                                         Page

PART I              FINANCIAL INFORMATION

    Item 1.         Financial Statements

                    Condensed Consolidated Balance Sheets
                    as of September 30, 1997 (unaudited)
                    and December 31, 1996                                  3

                    Condensed Consolidated Statements of Income
                    (unaudited) for the three and nine month periods
                    ended September 30, 1997 and 1996                      4

                    Condensed Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended
                    September 30, 1997 and 1996                            5

                    Notes to Condensed Consolidated Financial
                    Statements                                             6

    Item 2.         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    7

PART II             OTHER INFORMATION

    Item 5.         Other Information                                      12

    Item 6(b).      Reports on Form 8-K                                    12

SIGNATURES                                                                 16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1997             1996
                                                             -----------------------------
                                                              (Unaudited)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .............................   $  4,975,255    $ 10,362,911
   Inventories ...........................................        205,365         109,055
   Value added tax refunds and other receivables .........      3,934,596       2,186,814
   Prepaid expenses and other ............................        461,480         644,250
                                                             -----------------------------
      Total current assets ...............................      9,576,696      13,303,030

THEATRE PROPERTIES AND EQUIPMENT:
   Theatre Properties and Equipment ......................     35,539,400      28,868,387
   Less accumulated depreciation and amortization ........     (4,028,404)     (2,429,362)
                                                             -----------------------------
     Theatre properties and equipment - net ..............     31,510,996      26,439,025

OTHER ASSETS:
   Advanced Rents ........................................      4,069,577       2,537,374
   Deferred taxes and other ..............................      3,287,354         853,915
                                                             -----------------------------
      Total other assets .................................      7,356,931       3,391,289
                                                             -----------------------------
      TOTAL ..............................................   $ 48,444,623    $ 43,133,344
                                                             =============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .................   $  3,944,532    $  2,802,727
   Accrued interest ......................................        618,821         771,327
   Income taxes payable ..................................      1,145,346            --
                                                             -----------------------------
      Total current liabilities ..........................      5,708,699       3,574,054

LONG-TERM LIABILITIES:
   Senior secured credit notes - Cinemark Int'l, Inc. ....     11,617,882      10,919,761
   12% senior subordinated notes, due 2003 ...............     28,561,000      25,710,900
   Deferred lease expense ................................        576,820         332,042
                                                             ----------------------------
      Total long-term liabilities ........................     40,755,702      36,962,703


COMMON STOCK WARRANTS ....................................        200,729         200,729

SHAREHOLDERS' EQUITY:
   Common stock, $.001 par value, 100,000,000
   shares authorized 4,108,464 and 4,044,432
   shares  issued and outstanding, respectively ..........          4,108           4,044
   Additional paid-in capital ............................     23,387,078      23,146,551
   Unearned compensation - stock options .................        (33,196)        (37,658)
   Accumulated deficit ...................................    (10,448,042)     (9,586,624)
   Cumulative foreign currency translation adjustment ....    (11,130,455)    (11,130,455)
                                                             -----------------------------
      Total shareholders' equity .........................      1,779,493       2,395,858
                                                             -----------------------------
      TOTAL ..............................................   $ 48,444,623    $ 43,133,344
                                                             =============================

   See Accompanying Notes to the Condensed Consolidated Financial Statements


                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                 1997           1996            1997            1996
                                            -----------------------------------------------------------
REVENUES:
     Admissions ........................   $  7,183,003    $  5,095,092    $ 16,372,230    $ 10,977,576
     Concessions .......................      3,651,850       2,635,002       8,424,960       5,764,975
     Other .............................        201,121          74,433         870,773         162,390
                                            -----------------------------------------------------------
                                             11,035,974       7,804,527      25,667,963      16,904,941

COSTS AND EXPENSES:
   Cost of operations:
     Film rentals ......................      3,292,935       2,127,257       7,453,161       4,812,270
     Concession supplies ...............      1,193,357         903,774       2,815,409       1,955,746
     Salaries and wages ................      1,058,099         878,252       2,577,128       2,050,051
     Facility leases ...................      1,044,825       1,019,560       2,697,637       2,085,364
     Advertising .......................        188,069         127,385         470,796         326,839
     Utilities and other ...............      1,159,905         907,473       3,031,154       2,221,721
                                            -----------------------------------------------------------
   Total ...............................      7,937,190       5,963,701      19,045,285      13,451,991
   General and administrative expenses .        780,169         718,591       1,963,447       1,655,214
   Depreciation ........................      1,059,606         741,696       1,594,761       1,240,506
                                            -----------------------------------------------------------
      Total ............................      9,776,965       7,423,988      22,603,493      16,347,711
                                            -----------------------------------------------------------

OPERATING INCOME .......................      1,259,009         380,539       3,064,470         557,230

OTHER INCOME (EXPENSE):
   Interest expense ....................     (1,300,758)     (1,123,587)     (3,714,647)     (2,830,398)
   Amortization of debt issue cost .....        (27,869)        (26,763)        (81,332)        (76,384)
   Amortization of debt discount .......           --           (48,081)           --          (139,205)
   Other losses ........................       (307,852)           --          (307,852)           --
   Foreign currency exchange gain (loss)        (91,267)         45,619         (68,903)         (3,221)
   Interest income .....................       (140,573)        115,103         223,978         166,341
                                            -----------------------------------------------------------
     Total .............................     (1,868,319)     (1,037,709)     (3,948,756)     (2,882,867)
                                            -----------------------------------------------------------

NET LOSS BEFORE INCOME TAXES ...........       (609,310)       (657,170)       (884,286)     (2,325,637)

INCOME TAXES ...........................        (32,697)         (5,085)        (22,868)        103,422
                                            -----------------------------------------------------------

NET LOSS ...............................   $   (576,613)   $   (652,085)   $   (861,418)   $ (2,429,059)
                                            ===========================================================

   See Accompanying Notes to the Condensed Consolidated Financial Statements

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               1997            1996
                                                                                         -------------------------------

OPERATIONS:
Net loss ..............................................................................   $   (861,418)   $ (2,429,059)
Noncash items in net loss: ............................................................           --              --
   Depreciation .......................................................................      1,594,761       1,240,506
   Amortization .......................................................................         81,332         215,589
   Deferred lease expense .............................................................        244,778          97,595
   Amortization of prepaid lease and stock option compensation ........................        521,792           2,583
   Debt issued for accrued interest ...................................................      4,172,891       1,971,500
   Other losses .......................................................................        307,852            --
Cash from (used for) operating working capital:
   Inventories ........................................................................        (96,310)        (32,645)
   Value added tax refund and other receivables .......................................     (1,565,012)       (711,961)
   Accounts payable and accrued expenses ..............................................      1,141,805         542,626
   Accrued interest ...................................................................       (777,176)       (486,482)
   Accounts payable affiliates ........................................................           --           843,208
   Income taxes payable ...............................................................      1,145,346            --
                                                                                         -------------------------------
      Net cash from operations ........................................................      5,910,641       1,253,460

INVESTING ACTIVITIES:
   Additions to theatre properties ....................................................     (6,666,732)     (8,204,710)
   Increase in other assets ...........................................................     (4,872,156)       (169,473)
                                                                                         -------------------------------
      Net cash used for investing activities ..........................................    (11,538,888)     (8,374,183)

FINANCING ACTIVITIES:
   Capital contributions ..............................................................           --        10,000,000
   Increase in long-term debt .........................................................           --         6,434,979
   Sale of common stock ...............................................................        240,591            --
                                                                                         -------------------------------
      Net cash from financing activities ..............................................        240,591      16,434,979

FOREIGN CURRENCY TRANSLATION ADJUSTMENT ...............................................           --           344,916
                                                                                         -------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................     (5,387,656)      9,659,172
CASH AND CASH EQUIVALENTS:
   Beginning of period ................................................................     10,362,911       1,423,029
                                                                                         -------------------------------
   End of period ......................................................................   $  4,975,255    $ 11,082,201
                                                                                         ===============================

SUPPLEMENTAL INFORMATION:
  Cash paid for interest ..............................................................   $    435,213    $  1,345,380
                                                                                         ===============================

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

      Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be achieved for the full year.

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

3.  FAS 128 - Earnings per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which will be effective for the Company for the quarter and annual period ended December 31, 1997. SFAS No. 128 requires expanded disclosure of earnings per share, including presentation of basic and diluted earnings per share computations for income from continuing operations. The Company's computations of primary and fully diluted earnings per share under APB Opinion No. 15 for the three and nine months ended September 30, 1997 and 1996 approximate the computation of diluted earnings per share under SFAS No. 128.

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

                                       % of Revenues

                           ---------------------------------------
                             Three Months Ended     Nine Months Ended
                                September 30,         September 30,
                              1997       1996       1997       1996
                             ------     ------     ------     ------
Revenues:
  Admissions ...........      65.1        65.3      63.8       64.9
  Concessions ..........      33.1        33.8      32.8       34.1
  Other ................       1.8         0.9       3.4        1.0
                            -------     -------   -------    -------
Total revenues .........     100.0       100.0     100.0      100.0
Cost of operations .....      71.9        76.4      74.2       79.6
General and
 administrative expenses       7.1         9.2       7.7        9.8
Depreciation and
 amortization ..........       9.6         9.5       6.2        7.3
Operating income .......      11.4         4.9      11.9        3.3
Interest expense .......      12.0        15.4      14.8       18.0
Loss before income taxes      (5.5)       (8.4)     (3.4)     (13.8)
Net loss ...............      (5.2)       (8.4)     (3.4)     (14.4)



Revenues

     Revenues for the quarter ended September 30, 1997 increased 41.4% to $11.0 million from $7.8 million in the third quarter of 1996. Revenues for the nine month period ended September 30, 1997 (the "1997 Period") increased 51.8% to $25.7 million from $16.9 million in the nine month period ended September 30, 1996 (the "1996 Period"). The increase in revenues for the quarter and nine month period is attributed in part to a 12.1% increase in attendance for the third quarter and a 25.1% increase in attendance during the nine month period, resulting from strengthening of the economy in Mexico and the opening of 15 screens in July of 1997. Revenues have also been affected by a combined increase in admission and concession revenues per patron of 26.3% for the quarter and 18.3% for the nine month period.

Cost of Operations

    Costs of operations as a percentage of revenues were 71.9% for the third quarter of 1997 versus 76.4% for the third quarter of 1996. The decrease as a percentage of revenues resulted primarily from decreases in concessions supplies as a percentage of concession revenues to 32.7% from 34.3% in 1996, a decrease in salaries and wages as a percentage of revenues to 9.6% from 11.3% in 1996 and a decrease in facility leases to 9.5% from 11.3% in 1996, partially offset by an increase in film expense as a percentage of admission revenues to 45.8% from 41.8% in 1996.

    Costs of operations as a percentage of revenues were 74.2% for the 1997 Period versus 79.6% for the 1996 Period. The decrease as a percentage of revenues resulted primarily from a decrease in salaries and wages as a percentage in revenues to 10.0% from 12.1% in the 1996 Period, a decrease in facility leases as a percentage of revenues to 10.5% from 12.3% in the 1996 Period and a decrease in utilities as a percentage of revenues to 11.8% from 13.1% in the 1996 Period.

General and Administrative Expenses

    Cinemark de Mexico conducts its real estate and administrative operations from its Mexico City office. General and administrative expenses incurred during the third quarter of 1997 decreased as a percentage of revenues to 7.1% from 9.2% in the third quarter of 1996. Similarly, general and administrative expenses decreased as a percentage of revenues to 7.7% for the 1997 Period from 9.8% for the 1996 Period. In absolute terms, general and administrative expenses increased to $.8 million for the third quarter of 1997 from $.7 million for the third quarter of 1996 and increased to $2.0 million for the 1997 Period from $1.7 million for the 1996 Period. The increase in general and administrative expenses is attributable to an increase in the management fee, resulting from the increase in total revenues during the third quarter of 1997 and the 1997 Period, paid to Cinemark USA (5% of revenues). The increase was partially offset by a decrease in costs incurred by the Mexico City office for travel expenses, legal fees and consulting fees.

Interest Expense

      Total interest costs incurred (including amortization of debt issue costs and discount) for the third quarter of 1997 increased to $1.3 million from $1.2 million for third quarter of 1996. Total interest costs incurred for the 1997 Period increased to $3.8 million from $3.0 million for the 1996 Period. The increase is primarily the result of additional borrowing under the Company's senior debt facility and issuance of additional debt for interest payments.

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

Inflation and Foreign Currency

   The Company has invested approximately $48.7 million in Cinemark de Mexico to fund development. Due to the devaluation of the Mexican currency, pesos, that began in December 1994, the Company has recognized a $11.1 million unrealized cumulative translation loss adjustment in equity at September 30, 1997. The Company's debt and certain of its current theatre lease rent is denominated in U.S. dollars while revenues are in Mexican pesos. Additionally, almost all of the equipment and interior finish materials of the Company's new theatres have been imported from the U.S. As a result of the devaluation, certain costs of the Company (principally equipment, interest and lease expenses) have almost doubled in relation to the Company's revenues. The Company plans to raise prices over time in an attempt to compensate for the devaluation. Currently, however, management does not believe that it can raise prices sufficiently to offset the devaluation without dramatically reducing patronage and concession consumption. In 1997, generally accepted accounting principles require that the US dollar be used as the functional currency of the Company's foreign subsidiary for U.S. reporting purposes. Thus, fluctuations in the peso during 1997 that affect the Company's investment will be charged to exchange gain or loss rather than to the cumulative adjustment account. The exchange rate during 1997 through September 30, 1997 remained stable at approximately N$7.8 to $1. As of November 7, 1997 the exchange rate is approximately N$8.4 to $1.

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

   On September 30, 1996, the Company exchanged new notes (New Notes) in exchange for the Cinemark Mexico Old Notes (which included the $2 million issued in May of 1994). The New Notes are Senior Subordinated Notes due 2003 with an annual stated interest rate of 12% payable semiannually on February 1 and August 1. The Company has the ability to issue additional notes, subject to the same terms as the New Notes, in payment of interest due on any of the semiannual interest payment dates through February 1, 2000. If the Company elects to exercise this option, the interest rate for the applicable semiannual period for which the additional bonds are issued is accruable at 13% rather than 12%. The election is at the discretion of the Company and applies to all outstanding bonds for the relevant semiannual interest period. As of November 7, 1997, the Company has paid $2.9 million of interest due under the New Notes by issuing additional bonds. The Indenture governing the New Notes is the same as the old Indenture with certain modifications. The Indenture requires Cinemark Mexico to maintain a Cash Flow Coverage Ratio (as defined in the new Indenture) of 2.0 to 1.0 beginning after December 31, 1999. Sinking fund payments as previously described are required under the new Indenture.

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

   The indenture for the Old and New Notes allows for the incurrence of $10.0 million of senior debt. On December 4, 1995, the Company entered into the Mexico Senior Credit Facility allowing for the borrowing of $10 million of senior secured debt from Cinemark International to fund Cinemark de Mexico's capital needs for theatre construction. The Mexico Senior Credit Facility permits the Company to relend to Cinemark de Mexico any funds borrowed to finance construction of uncompleted locations, the acquisition and installation of furniture, fixtures and equipment of such locations and for general corporate purposes and working capital. The Company has fully drawn the $10.0 million available under the Mexico Senior Credit Facility. As part of the exchange agreement with the Senior Subordinated Note holders, Cinemark International agreed to amend the Senior Credit Facility to permit the Company to issue additional Senior debt to Cinemark International in payment of interest. If the Company elects this option, the interest rate for the applicable period for which the additional debt is issued is accruable at 13% rather than 12%. As of November 7, 1997, the Company has paid $1.7 million of interest due under the Senior Credit Facility by issuing new debt to Cinemark International.

     As of November 7, 1997, Cinemark de Mexico was operating thirteen theatres (141 screens), has one theatre (10 screens) under construction and plans to begin construction on one theatre (10 screens) by the end of 1997. The construction of these theatres will require additional capital expenditures by the Company of approximately $9.4 million which will be funded with cash currently available and cash flow from operations. Funding beyond these sources required to construct these and additional theatres is subject to Cinemark de Mexico achieving sufficient levels of cash flow from operations or raising additional equity.

PART II.            Other Information

     Item 5.        Other Information

                    Supplemental Schedules specified by the
                    Senior Notes indenture:

                    Condensed Consolidating Balance Sheet
                    (unaudited) as of September 30, 1997

                    Condensed Consolidating Statement of
                    Income (unaudited) for the nine months
                    ended September 30, 1997

                    Condensed Consolidating Statement of Cash Flow (unaudited) for the nine months ended September 30, 1997

     Item 6(b).     Reports on Form 8-K

                    No reports have been filed by Registrant during the quarter for which this report is filed.

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 1997
                                  (Unaudited)

                                                                  Cinemark Mexico     Cinemark
                                                                     USA, Inc.        de Mexico     Eliminations        TOTAL
                                                                  -----------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .....................................   $  2,929,519    $  2,045,736    $       --      $   4,975,255
   Inventories ...................................................         --             205,365            --            205,365
   Value added tax refunds and other .............................        155,772       3,778,824            --          3,934,596
   Prepaid expenses and other ....................................         --             461,480            --            461,480
                                                                     -------------------------------------------------------------
      Total current assets .......................................      3,085,291       6,491,405            --          9,576,696

THEATRE PROPERTIES AND EQUIPMENT .................................          --         35,539,400            --         35,539,400
   Less accumulated depreciation and amortization ................          --         (4,028,404)           --         (4,028,404)
                                                                      -------------------------------------------------------------
      Theatre properties and equipment - net .....................          --         31,510,996            --         31,510,996

OTHER ASSETS:
   Investment in and advances to affiliate .......................     (5,520,540)           --         5,520,540            --
   Deferred charges and other ....................................      2,057,273       5,299,658            --          7,356,931
   Advances and notes ............................................     44,318,447            --       (44,318,447)           --
                                                                    -------------------------------------------------------------
      Total other assets .........................................     40,855,180       5,299,658     (38,797,907)       7,356,931
                                                                    --------------------------------------------------------------

      TOTAL ......................................................   $ 43,940,471    $ 43,302,059    $(38,797,907)    $ 48,444,623
                                                                    ==============================================================


                                                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses .........................   $     17,200    $  3,927,332    $       --       $  3,944,532
   Accrued interest ..............................................        618,821            --              --            618,821
   Income taxes payable ..........................................      1,145,346            --              --          1,145,346
                                                                     -------------------------------------------------------------
      Total current liabilities ..................................      1,781,367       3,927,332            --          5,708,699

LONG-TERM LIABILITIES:
   Senior secured notes ..........................................     11,617,882            --              --         11,617,882
   12% senior subordinated notes .................................     28,561,000            --              --         28,561,000
   Intercompany advances .........................................           --        44,318,447     (44,318,447)            --
   Deferred lease expense ........................................           --           576,820            --            576,820
                                                                      ------------------------------------------------------------
                                                                       40,178,882      44,895,267     (44,318,447)      40,755,702


COMMON STOCK WARRANTS ............................................        200,729           --               --            200,729


SHAREHOLDERS' EQUITY:
   Common stock ..................................................          4,108           --               --              4,108
   Additional paid-in capital ....................................     23,387,078      14,250,000     (14,250,000)      23,387,078
   Unearned compensation - stock options .........................        (33,196)           --              --            (33,196)
   Accumulated deficit ...........................................    (10,448,042)    (20,442,988)     20,442,988      (10,448,042)
   Cumulative foreign currency translation adjustment ............    (11,130,455)        672,448        (672,448)     (11,130,455)
                                                                    --------------------------------------------------------------
      Total shareholders' equity .................................      1,779,493      (5,520,540)      5,520,540        1,779,493
                                                                    --------------------------------------------------------------

      TOTAL ......................................................   $ 43,940,471    $ 43,302,059    ($38,797,907)    $ 48,444,623
                                                                    =============================================================

                                       13

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATING STATEMENT OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

                                          Cinemark Mexico Cinemark
                                             USA, Inc.    de Mexico       Eliminations      TOTAL
                                          ------------------------------------------------------------

REVENUES:
   Admissions .........................   $              $ 16,372,230              $    $ 16,372,230
   Concessions ........................          --         8,424,960           --         8,424,960
   Other ..............................          --           870,773           --           870,773
                                          ------------------------------------------------------------
     Total ............................          --        25,667,963           --        25,667,963


COSTS AND EXPENSES:
   Cost of operations:
     Film rentals .....................          --         7,453,161           --         7,453,161
     Concession supplies ..............          --         2,815,409           --         2,815,409
     Salaries and wages ...............          --         2,577,128           --         2,577,128
     Facility leases ..................          --         2,697,637           --         2,697,637
     Advertising ......................          --           470,796           --           470,796
     Utilities and other ..............          --         3,031,154           --         3,031,154
                                          ------------------------------------------------------------
      Total ...........................          --        19,045,285           --        19,045,285
    General and administrative expenses        11,587       1,951,860           --         1,963,447
    Depreciation ......................          --         1,594,761           --         1,594,761
                                          ------------------------------------------------------------
      Total ...........................        11,587      22,591,906           --        22,603,493
                                          ------------------------------------------------------------

OPERATING INCOME (LOSS) ...............       (11,587)      3,076,057           --         3,064,470

OTHER INCOME (EXPENSE):
   Interest expense ...................    (3,815,727)     (3,518,252)     3,619,332      (3,714,647)
   Amortization of debt issue cost ....       (81,332)           --             --           (81,332)
   Other losses .......................          --          (307,852)          --          (307,852)
   Foreign currency exchange gain .....          --           (68,903)          --           (68,903)
   Interest income ....................     3,843,310            --       (3,619,332)        223,978
   Equity in loss of subsidiary .......      (818,950)           --          818,950            --
                                          ------------------------------------------------------------
      Total ...........................      (872,699)     (3,895,007)       818,950      (3,948,756)
                                          ------------------------------------------------------------

LOSS BEFORE INCOME TAXES ..............      (884,286)       (818,950)       818,950        (884,286)

INCOME TAXES ..........................       (22,868)           --             --           (22,868)
                                          ------------------------------------------------------------

NET LOSS ..............................   $  (861,418)   $   (818,950)   $   818,950    $   (861,418)
                                          ============================================================

                                       14

                   CINEMARK MEXICO (USA), INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)

                                                   Cinemark Mexico   Cinemark
                                                      USA, Inc.      de Mexico    Eliminations       TOTAL
                                                   ----------------------------------------------------------
OPERATIONS:
Net loss ......................................   $   (861,418)   $  (818,950)   $   818,950    $   (861,418)
Noncash items in net loss:
   Depreciation ...............................           --        1,594,761           --         1,594,761
   Amortization ...............................         81,332           --             --            81,332
   Deferred lease expense .....................           --          244,778           --           244,778
   Amortization of prepaid leases
     and stock options ........................          4,462        517,330           --           521,792
   Debt issued for accrued interest ...........      4,172,891           --             --         4,172,891
   Other losses ...............................           --          307,852           --           307,852
   Equity in loss of subsidiary ...............        818,950           --         (818,950)           --
Cash from (used for) operating working capital:
   Inventories ................................           --          (96,310)          --           (96,310)
   Value added tax and other ..................        239,934     (1,804,946)          --        (1,565,012)
   Accounts payable and accrued expenses ......        (16,400)     1,158,205           --         1,141,805
   Accrued interest expense ...................       (777,176)          --             --          (777,176)
   Income taxes payable .......................      1,145,346           --             --         1,145,346
                                                   ----------------------------------------------------------
      Net cash from operations ................      4,807,921      1,102,720           --         5,910,641

INVESTING ACTIVITIES:
   Additions to theatre properties ............           --       (6,666,732)          --        (6,666,732)
   Increase in other assets ...................     (6,182,268)    (3,439,888)     4,750,000      (4,872,156)
   Intercompany advances ......................     (4,610,307)          --        4,610,307            --
                                                   ----------------------------------------------------------
      Net cash used for investing activities ..    (10,792,575)   (10,106,620)     9,360,307     (11,538,888)

FINANCING ACTIVITIES:
   Capital contributions ......................           --        4,750,000     (4,750,000)           --
   Sale of common stock .......................        240,591           --             --           240,591
   Intercompany advances ......................           --        4,610,307     (4,610,307)           --
                                                   ----------------------------------------------------------
      Net cash from financing activities ......        240,591      9,360,307     (9,360,307)        240,591


INCREASE (DECREASE) IN CASH ...................     (5,744,063)       356,407           --        (5,387,656)
CASH:
   Beginning of period ........................      8,673,582      1,689,329           --        10,362,911
                                                   ----------------------------------------------------------
   End of period ..............................   $  2,929,519    $ 2,045,736           --      $  4,975,255
                                                   ==========================================================

                                       15

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

                                    CINEMARK MEXICO (USA), INC.
                                    Registrant

DATE:      November 7, 1997

                                       /Jeffrey J. Stedman/
                                    --------------------------
                                    Jeffrey J. Stedman
                                    Vice President and
                                    Chief Financial Officer